Form 10-Q
period 2011-12-31
GREENWAY MEDICAL TECHNOLOGIES INC
filed 2012-03-14
CIK 1080747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-35413

GREENWAY MEDICAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2412516
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
121 Greenway Boulevard Carrollton, GA	30117
(Address of Principal Executive Offices)	(Zip Code)

(770) 836-3100
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

There were 28,871,184 shares of the registrant’s common stock outstanding as of March 12, 2012.

GREENWAY MEDICAL TECHNOLOGIES, INC.

FORM 10-Q

For The Quarterly Period Ended December 31, 2011

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Greenway Medical Technologies, Inc.
Condensed Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	December 31	June 30,
	2011	2011

Assets
Current assets:
Cash and cash equivalents	$3,548	$5,722
Short-term investments	4,758	10,447
Accounts receivable, net of $539 and $585 allowance for doubtful accounts at December 31, 2011 and June 30, 11, respectively	16,109	18,112
Inventory	733	460
Prepaids and other current assets	2,650	1,705
Deferred tax assets	1,406	476
Total current assets	29,204	36,922
Property and equipment, net	14,475	9,632
Acquired intangibles, net	573	-
Software development cost, net	12,091	6,811
Deferred tax assets - noncurrent	28,198	28,751
Goodwill	440	-
Other assets	40	40
Total assets	$85,021	$82,156

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$7,545	$7,902
Accrued liabilities	7,715	5,900
Deferred revenue	9,152	8,672
Total current liabilities	24,412	22,474
Obligation for purchased technology	272	349
Commitments (Note 11)
Convertible preferred stock, at fair value
Series A - Issued and outstanding 3,333,333 shares at December 31, 2011 and June 30, 2011, respectively (cumulative liquidation preference $36,372 and $35,073, respectively)	62,104	75,634
Series B - Issued and outstanding 4,631,579 shares at December 31, 2011 and June 30, 2011, respectively (cumulative liquidation preference $32,608 and $31,425, respectively)	68,316	83,183
Shareholders’ equity (deficit):
Common stock	11,537	11,498
Additional paid-in capital	60,678	59,038
Accumulated deficit	(142,298)	(170,020)
Total shareholders’ equity (deficit)	(70,083)	(99,484)

Total liabilities, convertible preferred and shareholders’ deficit	$85,021	$82,156

The accompanying notes are an integral part of these condensed financial statements

Greenway Medical Technologies, Inc.
Condensed Statements of Operations
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010

Revenue:
System sales	$9,205	$8,596	$15,854	$13,056
Training and consulting services	6,301	4,349	12,904	7,766
Support services	7,710	5,360	14,767	10,208
Electronic data interchange and business services	5,906	4,016	11,248	7,798
Total revenue	29,122	22,321	54,773	38,828
Cost of revenue:
System sales	2,761	2,390	4,608	3,611
Training and consulting services	4,560	3,176	8,992	6,087
Support services	2,672	1,655	4,929	2,905
Electronic data interchange and business services	4,153	3,044	7,975	5,623
Total cost of revenue	14,146	10,265	26,504	18,226
Gross profit	14,976	12,056	28,269	20,602
Operating expenses:
Sales, general and administrative	11,482	8,926	22,160	17,523
Research and development	3,844	1,519	7,008	3,343
Total operating expenses	15,326	10,445	29,168	20,866
Operating income (loss)	(350)	1,611	(899)	(264)
Interest income (expense), net	-	5	(8)	25
Other (expense), net	(48)	(10)	(87)	(29)
Income (loss) before provision for income taxes	(398)	1,606	(994)	(268)
Provision (benefit) for income taxes	(130)	25	(320)	31
Net income (loss)	(268)	1,581	(674)	(299)
Preferred stock dividends and change in fair value	37,772	(13,232)	28,395	(26,464)
Income (loss) available to common shareholders	$37,504	$(11,651)	$27,721	$(26,763)
Per share data:
Net income (loss) per share available to common shareholders:
Basic	$3.19	$(1.01)	$2.37	$(2.32)
Diluted	$1.70	$(1.01)	$1.26	$(2.32)
Weighted average number of common shares outstanding
Basic	11,740,352	11,591,349	11,713,144	11,540,055
Diluted	22,044,115	11,591,349	21,984,269	11,540,055
Pro forma net loss per share:
Basic and diluted (unaudited)	$(0.01)		$(0.03)
Pro forma weighted average number of common shares outstanding:
Basic and diluted (unaudited)	20,582,464		20,555,256

The accompanying notes are an integral part of these condensed financial statements

Greenway Medical Technologies, Inc.
Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	December 31,	December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(674)	$(299)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net stock compensation expense	1,480	834
Deferred income tax benefit	(377)	-
Depreciation and amortization	1,609	388
Provision for bad debts	570	300
Changes in current assets and liabilities:
Accounts receivable	1,432	(2,804)
Inventory	(273)	(129)
Prepaids and other current assets	(945)	(337)
Accounts payable and accrued liabilities	504	(135)
Deferred revenue	480	473
Net cash provided by (used in) operating activities	3,806	(1,709)
Cash flows from investing activities:
Sales of short-term investments	5,689	-
Purchases of property and equipment	(2,953)	(1,551)
Acquired technology and other intangibles	(3,000)	-
Capitalized software development cost	(5,838)	(1,948)
Net cash used in investing activities	(6,102)	(3,499)
Cash flows from financing activities:
Payments on capital leases	-	(12)
Payments on obligation for acquired technology	(77)	(133)
Proceeds from exercise of stock options and warrants, net of issuance costs	199	418
Net cash provided by financing activities	122	273
Net decrease in cash and cash equivalents	(2,174)	(4,935)
Cash and cash equivalents at beginning of period	5,722	19,179
Cash and cash equivalents at end of period	$3,548	$14,244
Supplemental cash flow information:
Cash paid for interest	$3	$2
Cash paid for taxes	$58	$30
Non-cash investing and financing activities:
Common stock and obligations for future payments at fair value, given in exchange for acquisition of technology	$954	$974

The accompanying notes are an integral part of these condensed financial statements

Greenway Medical Technologies, Inc.
Notes to Condensed Financial Statements (Unaudited)

Note 1—Basis of Presentation and Description of Company
We prepared the accompanying interim condensed financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2012. For more information regarding our results of operations and financial position, refer to the financial statements and footnotes included in our prospectus filed pursuant to Rule 424(b) on February 2, 2012 with the Securities and Exchange Commission (“SEC”).

As appropriate to the context, “Greenway”, the “Company”, and “we”, “us” and “our” are used interchangeably to refer to Greenway Medical Technologies, Inc., incorporated in Georgia in 1998. In connection with our recently completed initial public offering (“IPO”), we reincorporated in Delaware on February 7, 2012. We develop, market and sell an integrated suite of healthcare technology solutions, including practice management and electronic medical record software applications for physician practices, clinics and other providers in ambulatory settings throughout the United States.

Note 2—Accounting Policies and New Accounting Standards
Our accounting policies are consistent with those described in our Significant Accounting Policies for our fiscal year ended June 30, 2011 in our prospectus filed pursuant to Rule 424(b) on February 2, 2012 with the SEC.

New Accounting Standards - In December 2010, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update, (“ASU”), 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating impairment may exist.  ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010, with early adoption permitted.

In connection with our acquisition of technology and other assets as described in Note 4, ASU 2010-28 and ASU 2010-29 became applicable to us; their adoption had no impact on our financial statements. We expect that ASU 2010-29 may impact our disclosures for any future business combinations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements are expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt these provisions in the first quarter of Fiscal 2013. Adoption of these provisions is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. The amendments to the Codification in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011 ASU 2011-12 was issued to defer the effective date relating to these reclassification adjustments requirements. Other provisions of ASU 2011-05 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt these provisions in the first quarter of Fiscal 2013. Adoption of these provisions is not expected to have a material impact on the Company’s financial statements.

In September 2011, the FASB issued 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The Board decided to simplify how companies are required to test goodwill for impairment. Companies now have the option to first assess qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it will not have to perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. If a company has not yet issued their financial statements for the most recent annual or interim period, the company may choose to perform the qualitative assessment. ASU 2011-08 will be effective for our fiscal year ending June 30, 2013, and we are currently evaluating the impact on our financial statements.

Unaudited Pro forma Shareholders’ Equity and Loss Per Share - In February 2012, we completed an initial public offering of our common stock. In connection therewith, all of the convertible preferred stock outstanding automatically converted into shares of common stock as follows:

(1)	3,333,333 shares of Series A Convertible Preferred Stock convert into 4,210,533 shares of common stock based on application of the conversion ratio of 1.2631;

(2)	4,631,579 shares of Series B Convertible Preferred Stock convert into a like number of shares of common stock based on a conversion ratio of 1;

(3)
in connection with the conversion of our convertible preferred stock, a mandatory cash payment of  up to $42 million was payable to holders of outstanding preferred stock based on $4.75 per equivalent common share upon conversion

Pro forma effects of conversion of the Series A and B convertible preferred upon completion of the offering is reflected in the table below as if the conversion took place at December 31, 2011 and with fair value based on the initial offering price of $10.00 per common share plus the aggregate mandatory cash payment. Pro forma adjustments have the effect of (1) increasing common stock by $8.8 million for the par value of shares issuable in connection with the conversion, (2) increasing additional paid-in capital by $121.6 million; the $10.00 assumed offering price less applicable par value for the 8.8 million shares issuable, plus $42.0 million, the mandatory cash payment due on conversion, and (3) reducing to zero and the aggregate estimated fair value of our convertible preferred stock originally recognized at December 31, 2011 to the effect of conversion to common stock at the offering price of $10.00. The aggregate mandatory cash payment of up to $42 million payable in connection with the conversion was satisfied upon completion of the offering by aggregate cash payments totaling $23.3 million and issuance of 1.9 million shares at the offering price as provided by terms of the conversion of the preferred instruments. This presentation in the table below does not reflect the effects of sale of 6.4 million shares of our common stock in the offering.

Shareholders’ equity (deficit):
Common stock	$20,379
Additional paid-in capital	182,256
Accumulated deficit	(142,298)
Total shareholders’ equity	$60,337

Unaudited pro forma loss per share for the three and six months ended December 31, 2011 reflects the impact of the assumed conversion of the convertible preferred stock at the beginning of the respective period as follows:

Pro Forma Income (Loss) and Pro Forma Per Share Amounts for Assumed Conversion (amounts in thousands except shares and per share data)

	Three Months Ended December 31, 2011	Six Months Ended December 31, 2011
Pro forma net loss available to common shareholders	$(268)	$(674)
Pro forma net loss per share:
Basic and Diluted	$(0.01)	$(0.03)
Pro forma weighted average number of common shares outstanding:
Basic and diluted	20,582,464	20,555,256
Reconciliation of weighted average pro forma basic and diluted shares outstanding:
Weighted average number of shares outstanding — basic and diluted	11,740,352	11,713,144
Add: pro forma conversion of convertible preferred stock	8,842,112	8,842,112
Total pro forma shares outstanding — basic and diluted	20,582,464	20,555,256

3 - Investments
Short-term investments consist of money market funds, U.S. agency bonds and corporate bonds with original maturities greater than three months and remaining maturities of less than one year. Investments are also made in corporate bonds with original maturities of greater than one year but maximum remaining maturities of 18 months; these investments are also included in short-term investments since the Company’s intent is to convert them into cash as may be necessary to meet liquidity needs. At December 31, 2011, all of the Company’s investments were classified as available-for-sale and are reported at fair value with any changes in market value reported as a part of comprehensive income. As of December 31, 2011, gross accumulated unrealized gains and losses for these investments were immaterial. Fair value is based on the Level 1 or 2 criteria of the fair value hierarchy specified in ASC 820-10, Fair Value Measurements and Disclosures.

Investments at fair value consisted of the following:

	December 31,	June 30,
Available-for-sale securities (in thousands)	2011	2011
U.S. agency bonds	$-	$1,413
Corporate bonds	359	4,452
Money market funds	4,399	4,582
Total	$4,758	$10,447

4 - Property and Equipment and Software Development Cost
Property and equipment consists of:

	Estimated	December 31,	June 30,
	useful lives	2011	2011
		(in thousands)
Land	—	$1,172	$1,088
Building	39 years	4,433	4,433
Leasehold improvements	Lesser of lease term or 7 years	304	291
Equipment	3 years	3,052	2,753
Furniture and fixtures	5 years	1,277	1,230
Purchased software	3 years	2,961	1,315
Aquired technology	3 years	3,894	974
		17,093	12,084
Less - Accumulated depreciation		(5,088)	(4,070)
		12,005	8,014
Construction in progress		2,470	1,618
Total		$14,475	$9,632

Acquired Technology and Other Assets - In September 2010, the Company acquired certain technology and intellectual property in exchange for cash and 50,000 shares of common stock. The $600,000 cash portion of the purchase price is payable over three years in variable amounts based on sales of the Company’s product offering into which the technology is incorporated. The purchase agreement provided for a potential reduction of this cash portion of the purchase price when and if an initial public offering of the Company’s common stock were to be completed. Accordingly, in connection with our offering completed in February, this obligation will be reduced. The fair value of the aggregate consideration was estimated at $974,000 and allocated in its entirety to acquired technology estimated to have a useful life of three years. Amortization is charged to cost of goods sold and totaled $88,000 and $176,000, respectively, for the three and six months ended December 31, 2011.

In October 2011, we acquired certain technology and other assets of Cy Solutions which we believe will facilitate our penetration of the Federally Qualified Health Center (FQHC) market. Total consideration was $4,000,000 which includes $1,000,000 contingent on attainment of certain performance objectives. Based on an independent valuation, the estimated value of total consideration was allocated to acquired intangibles and other assets as follows:

Assets Acquired	Estimated Fair Value (in thousands)	Estimated Useful Life

Developed Technology	$2,920	3 years

Customer Relationships	530	5 years

Non-competition Agreements	64	3-5 years

Goodwill	440	Indefinite

Total fair value of consideration	$3,954

Software Development Costs – We apply the provisions of ASC 985-20, Software, Costs of Computer Software to be Sold, Leased or Marketed, which requires the capitalization of costs incurred in connection with the research and development of new software products and enhancements to existing software products once technological feasibility is established. Such costs are amortized on a straight-line basis over the estimated economic life of the related product, which is typically three years. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Capitalized software development costs approximated $2,797,000 and $5,838,000 and $1,229,000 and $1,948,000 during the three and six months ended December 31, 2011 and 2010, respectively.

Construction of New Facilities and Real Estate Tax Incentive Transaction - In December 2011, we entered into a sale-leaseback transaction pursuant to which we sold certain land and a building under development as our new administrative headquarters located in Carrollton, Georgia. The transaction contemplates an ultimate total purchase price of $12 million and in December, approximately $1 million already incurred for the project, was received in cash and was simultaneously invested and is subject to an Industrial Revenue Bonds (IRB’s) financing agreement. As development of the project progresses, the balance of $11 million contemplated under this agreement will be paid from our resources, then sold and proceeds reinvested in in a similar fashion. This agreement is intended to permit counties to attract business investment by offering property tax incentives. In accordance with Georgia law, we entered into this sale-leaseback agreement with Carroll County (the “County”) and acquired an Industrial Development Revenue Bond. The arrangement is structured so that our lease payments to the County equal and offset the County’s bond payments to the Company. The Bond is non-recourse to the County, our lease payments are pledged to secure repayment of the Bond, and the lease and bond provide for the legal right of offset. Consequently, the investment and lease obligation related to this arrangement have been offset in our balance sheet. The agreement has a maximum expiration date of 2021. If we had not entered into this transaction, property tax payments would have been higher. We can reacquire such property and terminate the agreement at a nominal price of one dollar. The subject property was included in property and equipment - construction in progress in our balance sheet as of December 31, 2011.

5 - Transactions with Related Parties
Effective July 1, 2000, the Company entered into an agreement to lease the corporate office from Green Family Real Estate, LLC, an entity controlled by the Company’s Chairman, for approximately $20,000 per month, plus annual adjustments for inflation, until June 30, 2015 (see Note 11).

In 2000, the Company entered into an agreement to rent on an hourly basis an airplane from Greenway Air, LLC, an entity controlled by the Company’s Chairman. Expenses incurred related to this agreement were approximately $20,300 and $25,300 for the three and six months ended December 31, 2011 and $13,700 and $33,700 for the three and six months ended December 31, 2010. In March 2002, the Company purchased a 1% interest in Greenway Air, LLC, for $12,500. This investment is recorded at cost in the accompanying balance sheets.

The Company has considered applicable guidance regarding variable interest entities and has determined that neither of these arrangements is such an entity.

The Company has two institutional shareholders who.as of December 31, 2011, owned Series A and Series B Convertible Preferred Stock (Note 7) and shares of common stock. As stated above, all outstanding preferred stock automatically converted  into common stock upon the closing of our initial public offering. As of December 31, 2011, these shareholders collectively owned approximately 49% (29% for one investor and 20% for the other) of the Company’s equity on an as-if-converted basis. One representative of each of these institutional shareholders sits on the Company’s Board of Directors. Given this substantial ownership position, these shareholders are able individually, and collectively, to exercise substantial influence over the affairs of the Company.

In April 2011, the Company purchased three commercial lots totaling approximately 6 acres which it plans to use to build new facilities to accommodate its growth. The property was purchased from the Company’s Chairman pursuant to authorization from the Board of Directors. Aggregate consideration was approximately $483,000 and was based on an independent appraisal.

6 - Credit Facility
In March 2011, the Company closed on a new loan agreement with a two year term. This facility provides financing up to $5,000,000, based on eligible receivables, with interest at LIBOR plus 275 basis points, is secured by a pledge of the Company’s assets and contains customary provisions regarding covenants including a prohibition on payment of cash dividends. There were no amounts outstanding on the credit facility at December 31, 2011 and the full amount of the facility was available.

7 - Shareholders’ Equity (Deficit)
The amount of stock authorized, issued and outstanding is summarized as follows:

	December 31, 2011			June 30, 2011
	Common Stock	Series A Preferred	Series B Preferred	Common Stock	Series A Preferred	Series B Preferred
Authorized	25,000,000	3,458,333	4,631,579	25,000,000	3,458,333	4,631,579
Issued	11,745,515	3,333,333	4,631,579	11,676,562	3,333,333	4,631,579
Outstanding	11,745,515	3,333,333	4,631,579	11,676,562	3,333,333	4,631,579

Series A Convertible Preferred Stock - On March 16, 2004, shareholders of the Company approved an amendment to the Company’s articles of incorporation to authorize the issuance of 3,333,333 shares of Series A Convertible Preferred Stock (the Series A Preferred Stock), with a par value of $0.01 per share. In May 2004, the Company issued all of the authorized shares of the Series A Preferred Stock for gross proceeds of approximately $20,000,000. Holders of the Series A Preferred Stock are entitled to receive accruing dividends in an amount equal to 8% per annum, cumulative, accruing daily and compounding annually, which are only payable upon the declaration of, but prior to the payment of, ordinary dividends or upon certain liquidation events or upon certain redemption events. Additionally, holders of the Series A Preferred Stock are entitled to participate pro rata in any dividends paid on the common stock on an as-converted basis. Each share of the Series A Preferred Stock is convertible at the option of the holder thereof at any time into shares of common stock of the Company, par value $1 per share, at a conversion price of $5.89 per share of common stock, subject to adjustment under certain conditions. Upon issuance of the Series B Preferred Stock in 2007, this conversion price was adjusted to reflect the same conversion price of the Series B Preferred Stock of $4.75 and the Company recorded a deemed dividend of $3,870,968 to reflect the fair value of the beneficial conversion as a result of this conversion price adjustment. The Series A Preferred Stock has the right of full-ratchet anti-dilution protection upon any dilutive financing. The shares of Series A Preferred Stock automatically convert into shares of common stock of the Company, par value $1 per share, upon the closing of a qualified initial public offering of common stock. In addition to this automatic conversion, holders of the preferred stock are entitled to receive cash in the amount per share equal to their original issue price upon the closing of an initial public offering of common stock. The Series A Preferred Stock is not entitled to the benefit of any sinking fund. The holders of the Series A Preferred Stock vote with the holders of the common stock on an as-converted basis but have certain exclusive voting rights. The holders of the Series A Preferred Stock have certain registration rights, preemptive rights, rights of first refusal and co-sale rights.

Additionally, on or after August 14, 2010, a majority of the holders of the Series A Preferred Stock have the right to request that the Company redeem all shares of the Series A Preferred Stock in one installment, payable within 90 days of the request. The purchase price to be paid by the Company under this “put” for the redemption of the shares shall be the greater of (A) (i) the original issue price, plus (ii) any accruing dividends accrued but unpaid thereon, whether or not declared, plus (iii) any other declared but unpaid dividends on such shares or (B) the fair market value on the date of redemption as determined by an independent appraisal. As of December 31, 2011, $16,372,000 of preferred dividends has been accreted and $25,734,000 has been accreted for the estimated fair value of the redemption feature.

On July 27, 2005, shareholders of the Company approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of preferred stock from 3,333,333 shares to 3,458,333 shares, with a par value of $.01 per share. These additional authorized shares were reserved for issuance upon exercise of the Series A Preferred Stock warrants granted to the maker of the August 9, 2005, term loan that was subsequently paid in full.

Series B Convertible Preferred Stock - On September 6, 2006, shareholders of the Company approved an amendment to the Company’s articles of incorporation to increase the authorized shares of preferred stock from 3,458,333 to 7,668,859 and, on October 30, 2006, shareholders of the Company approved a subsequent amendment of the Company’s articles of incorporation to increase the authorized shares of preferred stock from 7,668,859 to 8,089,912. The additional 4,631,579 authorized shares were designated as Series B Convertible Preferred Stock with a par value of $0.01 per share.

During 2007, the Company converted $3,500,000 of shareholders’ notes together with accrued interest thereon of $273,082 into 794,333 shares of Series B Convertible Preferred Stock at a conversion price of $4.75 per share. Additionally during 2007, the Company issued 3,837,246 shares of Series B Convertible Preferred Stock for $4.75 per share resulting in proceeds of $18,226,918. The Company also paid issuance costs of $993,693 relating to this Preferred Stock issuance, resulting in net proceeds of $17,233,225. These issuance costs are being accreted over the period to when redemption is permitted and as of December 31, 2011; the entire amount has been accreted.

Holders of the Series B Preferred Stock are entitled to receive accruing dividends in an amount equal to 8% per annum, cumulative, accruing daily and compounding annually, which are only payable upon the declaration of, but prior to the payment of, ordinary dividends or upon certain liquidation events or upon certain redemption events. Additionally, holders of the Series B Preferred Stock are entitled to participate pro rata in any dividends paid on the common stock on an as-converted basis. Each share of the Preferred Stock is convertible at the option of the holder thereof at any time into shares of common stock of the Company, par value $1 per share, at a conversion price of $4.75 per share of common stock. The Series B Preferred Stock has the right of full-ratchet anti-dilution protection upon any dilutive financing. The shares of Preferred Stock automatically convert into shares of common stock of the Company, par value $1 per share, upon the closing of a qualified initial public offering of common stock. In addition to this automatic conversion, holders of the preferred stock are entitled to receive cash in the amount per share equal to their original issue price upon the closing of an initial public offering of common stock. The Series B Preferred Stock is not entitled to the benefit of any sinking fund. The holders of the Series B Preferred Stock vote with the holders of the common stock on an as-converted basis, but have certain exclusive voting rights. The holders of the Preferred Stock have certain registration rights, preemptive rights, rights of first refusal, right of first negotiation and co-sale rights.

On or after August 14, 2010, a majority of the holders of the Series B Preferred Stock have the right to request that the Company redeem all shares of the Series B Preferred Stock in one installment, payable within 90 days of the request. The purchase price to be paid by the Company under this “put” for the redemption of the shares shall be the greater of (A) (i) the original issue price, plus (ii) any accruing dividends accrued but unpaid thereon, whether or not declared, plus (iii) any other declared but unpaid dividends on such shares or (B) the fair market value on the date of redemption as determined by an independent appraisal. As of December 31, 2011, $10,609,000 of preferred dividends has been accreted and $35,707,000 has been accreted for the estimated fair value of the redemption feature.

Preferred Stock Conversion – As described in Note 2, all our outstanding preferred stock was converted, according to the terms thereof, into shares of our common stock in connection with the initial public offering of our common stock completed in February 2012.

Stock Options - On November 16, 2011, we adopted, and on December 16, 2011 we received shareholder approval of the Greenway Medical Technologies, Inc. 2011 Stock Plan. (the “2011 Plan”) which provides for issuance of equity awards for up to 3,000,000 shares of our common stock. Upon completion of our initial public offering, equity awards will occur only under the 2011 Plan. For the three and six months ended December 31, 2011, respectively, options for 34,553 and 296,151 shares of our common stock were granted under our existing 2004 Stock Plan. We also have options granted, fully-vested and outstanding under our 1999 Stock Plan. At December 31, 2011, 3,037,706 options were outstanding and 30,101 options remain un-granted. No further grants will be made under either of these prior plans. We expense stock compensation costs in the cost of sales and selling, general and administrative expense line items of our Condensed Statements of Operations over the vesting periods of each grant. For the three and six months ended December 31, 2011, we expensed $0.4 million and $1.5 million, respectively, and for the three and six months ended December 31, 2010, we expensed $0.5 million and $0.8 million, respectively, in connection with outstanding option awards. As of December 31, 2011 there was $3.4 million of total unrecognized compensation cost related to non-vested awards granted under the 2004 Stock Plan. This cost is expected to be recognized over a period of 3.75 years.

8 - Fair Value of Financial Instruments
The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values, principally because of the short-term maturities of these instruments. As provided by their terms, the Company’s Series A and Series B Convertible Preferred Stock issuances are carried at estimated fair value based on the greater of a) liquidation preference including accrued dividends or b) fair value of these instruments largely bases on independent appraisals.

The Company applies ASC 820, Fair Value Measurements and Disclosures, with respect to fair value of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis and (b) all financial assets and liabilities. The Company applies the aspects of ASC 820 relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis but elects not to apply the fair value option.

ASC 820 prioritizes the inputs used in measuring fair value as follows: Level 1 — Quoted market prices in active markets for identical assets or liabilities; Level 2 — Observable inputs other than those included in Level 1 (for example, quoted market prices for similar assets in active markets or quoted market prices for identical assets in inactive markets); and Level 3 — Unobservable inputs reflecting management’s own assumptions about the inputs used in estimating the value of the asset.

The Company’s financial instruments measured at fair value as of June 30, 2011 and December 31, 2011 consisted of:

	Balance Sheet	Fair Value Hierarchy Category
(Amounts in thousands)	Classification	Level 1	Level 2	Level 3
At June 30, 2011:
Available-for-sale equity securities	Short-term investments	$4,582	$5,865	—
Series A convertible preferred stock:	Temporary equity	—	—	$75,634
Series B convertible preferred stock:	Temporary equity	—	—	$83,183

At December 31, 2011:
Available-for-sale equity securities	Short-term investments	$4,399	$359	—
Series A convertible preferred stock:	Temporary equity	—	—	$62,104
Series B convertible preferred stock:	Temporary equity	—	—	$68,316

The following table presents the changes in the estimated fair value of the Series A and B Convertible Preferred Stock measured using significant unobservable inputs (Level 3):

	For the Six Months Ended
	December 31,	December 31,
	2011	2010

Series A Convertible Preferred Stock:
Fair value measurement at beginning of period	$75,634	$49,467
Change in fair value recorded in accumulated deficit	(13,530)	12,600
Fair value measurement at end of period	$62,104	$62,067

Series B Convertible Preferred Stock:
Fair value measurement at beginning of period	$83,183	$54,389
Change in fair value recorded in accumulated deficit	(14,867)	13,864
Fair value measurement at end of period	$68,316	$68,253

9 - Income Taxes
As of December 31, 2011, the Company had gross net operating losses (NOLs) totaling $78 million. These NOLs will be available to offset any future taxable income and will begin to expire in 2020. The Company has also generated research credit carryforwards of approximately $2.4 million. The Company estimates its annual effective tax rate for 2012 at approximately 40%. For the three and six months ended December 31, 2011, a benefit based on this rate was recorded. The effective tax rate for the quarter and six months ended December 31, 2011 was approximately 33% reflecting the effect of miscellaneous payments to various state jurisdictions which were expensed during the periods. The effective tax rate for 2010 is not meaningful inasmuch as deferred tax assets were fully reserved for the period.

As of December 31, 2011, the Company had no unrecognized tax benefits. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. The Company had no interest or penalties related to unrecognized tax benefits accrued as of December 31, 2011. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase within the next 12 months. The Company is no longer subject to U.S.federal income or state tax return examinations by tax authorities for tax years before 2007. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities.

10 - Net Income (Loss) Per Share Available to Common Shareholders
Basic earnings per share available to common shareholders is computed by dividing income (loss) available to common shareholders by the sum of the weighted average number of common shares outstanding during the period. Income (loss) available to common shareholders reflects accretion of preferred stock dividends, preferred stock issue cost and adjustment to recognize the estimated fair value of the put feature ascribed to these securities (Notes 2, 7 and 8). Diluted income per share gives effect to all potentially dilutive common share equivalents outstanding during the period. Such potentially dilutive common share equivalents included Series A and B Preferred Stock convertible into 8.8 million shares of common for each of the three and six months ended December 31, 2011 and 2010; outstanding warrants exercisable for common shares totaling 279,000 for the three and six months ended December 31, 2011, respectively, and 293,000 for the three and six months ended December 31, 2010; and stock options outstanding for 3.0 and 2.1 million shares of common for each of the three and six months ended December 31, 2011 and 2010, respectively. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method. The computation of diluted income (loss) per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings and inasmuch as inclusion of any or all of the potentially dilutive common share equivalents is anti-dilutive for the each of the three and six months ended December 31, 2010, presentation of (loss) per share available to common shareholders — basic and diluted are the same for these periods.

11 - Leases and Other Commitments
As discussed in Note 5, the Company leases office space from related parties under operating leases through 2015. Rental expense for all building and equipment leases totaled approximately $244,000 and $455,000 for the three and six months ended December 31, 2011 and $191,000 and $343,000 for the three and six months ended December 31, 2010, respectively.  The Company has entered into contracts for development of new facilities to accommodate its growth. The project is expected to be completed within two years and is estimated to cost approximately $12,000,000 which will be funded from existing resources and available credit.

12 - Segment Information
The Company complies with ASC Topic 280, Segment Reporting. ASC 280, which is based on a management approach to segment reporting and requires that the Company disclose information about the business components (operating segments) as utilized to make operating decisions and assess performance. The objective of this guidance is to help financial statement users understand the Company’s performance, assess prospects for future cash flows and judge the entity as a whole. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. The Company manages its resources and assesses its performance on an enterprise-wide basis. The Company does report revenue according to the nature of the products and services provided to its customers; providers in various settings within the ambulatory sector of the domestic healthcare market who share similar economic characteristics.

13 – Subsequent events
As indicated in Note 2, in February 2012, we completed an initial public offering of our common stock. In connection with completion of the offering, all of our outstanding preferred stock was converted into common stock according to their respective terms resulting in issuance of 8,842,112 shares of common stock and settlement of cash payments due the holders of preferred shares by payment of $23.3 million cash and issuance of 1,870,124 shares of common stock to certain holders of our preferred stock who elected to receive common stock in lieu of cash. In the offering, we sold 6,388,833 shares including the exercise of the underwriters’ overallotment option; net proceeds were approximately $57.2 million net of discounts and expenses. A portion of the proceeds were used to pay the $23.3 million due to holders of our preferred stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Form 10-Q, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Part I, Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A—”Risk Factors,” but appear throughout this Form 10-Q. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality, volatility of our common stock, financial condition or other future financial or business performance, strategies, expectations, or business prospects, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition.

Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other SEC filings, including our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on February 2, 2012 (the “Prospectus”).  Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations.  All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Business overview

We are a leading provider of integrated information technology solutions and managed business services to ambulatory healthcare providers throughout the United States. At the core of our suite of solutions and services is PrimeSUITE, our award-winning, fully-integrated EHR, PM and interoperability solution. PrimeSUITE integrates clinical, financial and administrative data in a single database to enable comprehensive views of patient records and efficient workflow throughout each patient encounter, reduce clinical and administrative errors, and allow for the seamless exchange of data between our customers and the broader healthcare community. We augment our solutions by offering managed business services such as clinically-driven revenue cycle and EHR-enabled research services. By integrating clinical, financial and administrative data processes, our solutions and services are designed to allow providers to deliver advanced care and improve their efficiency and profitability.

Our technology solutions and services are designed to address the needs of providers in all ambulatory settings: independent physician practices, group practices, hospital-affiliated and hospital-owned clinics and practices, retail clinics, employer clinics, university and academic centers, federally-qualified health centers (“FQHCs”), community health centers (“CHCs”), accountable care communities (“ACCs”) and accountable care organizations (“ACOs”), and integrated delivery networks (“IDNs”). Our single database technology platform, which reflects over 12 years of development, is scalable to serve the needs of ambulatory providers of any size. As providers’ needs evolve, our platform allows for the efficient development and integration of new solutions, which we refer to as our innovation platform. Our solutions are available on either a cloud-based or premise-based model.

The ambulatory EHR market has historically been underpenetrated and installed systems have been underutilized. Adoption of these technologies has been low for several reasons including providers’ resistance to making the required investment as well as concerns that electronic records would disrupt clinical and administrative workflows. Adoption of EHR solutions is accelerating as more providers realize the possible return on investment from adoption of solutions such as PrimeSUITE. Government initiatives and legislation have provided financial incentives and implementation support for ambulatory providers to adopt EHR solutions.

In order for us to continue to deliver on this commitment to our providers we are committed to investing in our innovation platform and managed business services to address the trends and challenges we believe will affect our providers now and in the future. We will invest in the development of new products and enhancements to existing products that we believe present opportunities for substantial efficiencies to ourselves and our providers’ businesses. In responding to the acceleration of EHR adoption, government regulations such as the HITECH Act and ARRA, and other market trends such as increasing consumerism, the shift to quality-based reimbursement and the focus on improving the coordination of care among providers, we face also the following opportunities, challenges and risks, which could impact our business:

●
Maintaining Adequate Capacity to Satisfy Potential Increased Demand. We have taken steps to position ourselves to take advantage of expected increased demand by increasing our direct sales force, enhancing our relationships with strategic alliance partners with established sales forces and increasing our systems installation capacity by utilizing third-party training and implementation specialists certified in PrimeSUITE deployment. While we believe these steps are sufficient to satisfy expected demand, additional investments and steps may be required.

●
Ensuring Continued Certification of Our Solutions. In order to qualify for government incentives for EHR adoption, our solutions must continue to meet various and changing requirements for product certification and must enable our providers to achieve “meaningful use” as defined by existing and new regulations. We will continue to invest significant resources to ensure compliance of our solutions and to train and consult with our providers to enable them to navigate “meaningful use” regulations. Our ability to achieve certification under applicable standards from time to time and the length and cost of related solutions development and enhancement could materially impact our ability to take advantage of increased demand and require larger research and development investments than anticipated.

●
Ensuring Our Ability to Address Emerging Demand Trends. Trends toward community-based purchasing decisions where individuals, hospitals, health systems and IDNs subsidize the purchase of EHR solutions for their affiliated physicians in order to expand connectivity within their provider community, and government-funded providers and initiatives, such as RECs, to encourage and support the implementation of EHR, could result in longer sales cycles and installation periods. This may also increase the need for additional training and implementation specialists because of the size and complexity of those sales. As a result, while we expect these trends to result in increased demand for our solutions and managed business services, they may require additional investment by us and may have unintended or unexpected consequences that could impact our business.

●
Demand by Smaller Providers Could Accelerate Transition to Subscription Pricing Model. The adoption of EHR by the large untapped market of smaller provider customers and their greater need to minimize capital outlays could accelerate adoption of subscription-based arrangements as opposed to perpetual licensing arrangements. While additional subscription arrangements will result in increased recurring revenue over a longer period of time than we have achieved historically, near-term revenue would be reduced as a result while costs associated with these sales would still be expensed currently.

●
Uncertain Impact of Recent Legislation. Recently enacted public laws reforming the U.S. healthcare system may impact our business. The Patient Protection and Affordable Care Act (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions which may impact the Company and our customers. Some of these provisions may have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health care sector, including the Company.

Sources of Revenue and Expenses

Revenue

We derive our revenue primarily from sales of our PrimeSUITE platform of proprietary solutions, related hardware and professional services to providers in ambulatory settings. Currently, a sizable percentage of our solution sales are made as perpetual licenses to our customers; however, our software is currently available in a cloud-based or a premise-based model.

We classify our revenue as: (1) Systems Sales, (2) Training and Consulting Services, (3) Support Services, and (4) Electronic Data Interchange and Business Services. Systems Sales are products comprised of software licenses, primarily PrimeSUITE, and related hardware and third-party software. Training and Consulting Services include implementation, training and consulting associated with Systems Sales. Support Services includes solutions we offer on a per user or transaction basis, such as PrimeSUITE and PrimeEXCHANGE services for connectivity to third-parties and third-party database charges. Electronic Data Interchange and Business Services include third-party charges for patient claims, statements and eligibility, and clinically-driven RCM and EHR-enabled research services.

As our installed customer base continues to grow, we anticipate that Support Services and Electronic Data Interchange and Business Services, which are recurring in nature, will expand as a percentage of our total revenue. Historically, we have experienced moderate seasonality to our annual revenue with the smallest percentage of sales typically occurring in our first fiscal quarter due primarily to provider purchasing patterns. See “Results of Operations” for more information.

Cost of Revenue.

Cost of revenue for Systems Sales consists primarily of third-party hardware and software costs. Cost of revenue for Training and Consulting Services consists primarily of compensation (including stock-based compensation) and benefits of our billable professionals and fees to third-party specialists for deployment, implementation and training, and travel costs. Cost of revenue for Support Services consists primarily of compensation (including stock-based compensation) and benefits of support specialists, and fees to third-parties for database services and services from our managed services partners. Cost of revenue for Electronic Data Interchange consists primarily of fees to third-parties for processing claims, statements and eligibility requests; cost of revenue for Business Services consists primarily of compensation (including stock-based compensation) and benefits of personnel who deliver our revenue cycle management services and various third-party costs associated with our EHR-enabled clinical research services. As higher-margin recurring revenue increases as a percentage of total revenue, we believe overall gross margin will also increase over time.

Sales, General and Administrative Expenses

Sales, general and administrative (“SG&A”) expenses consist primarily of compensation (including stock-based compensation) and benefits, commissions, travel, professional fees, advertising and other administrative and general expenses, including depreciation and amortization of equipment and leasehold improvements, for the Company’s sales and marketing functions; executive offices, administration, human resources, corporate information technology support, legal, finance and accounting, and other corporate services. We intend to invest in our infrastructure as appropriate to expand our market share and accommodate our growing customer base. We expect to incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs and compliance costs in connection with Section 404 of the Sarbanes-Oxley Act. As a result, we expect SG&A expenses to increase as we grow, but remain relatively constant as a percentage of revenue and ultimately decline as we achieve leverage from our infrastructure investments.

Research and Development Expenses

Research and development expenses consist primarily of compensation (including stock-based compensation) and benefits, third-party contractor costs and other facility and administrative costs, including depreciation of equipment directly related to development of new products and upgrading and enhancing existing products. In accordance with GAAP, research and development costs related to new application development and enhancements to existing products are expensed until technological feasibility is established. Once technological feasibility is established such costs are capitalized until the product or enhancement is ready for market, at which point capitalization ceases. We capitalize research and development costs under these criteria including the compensation-related costs of personnel and related third-party contractors working directly on specific projects. We intend to invest in our innovation platform to maintain cutting-edge technology for the benefit of our customers as well as to meet evolving requirements of the market, including certifications and standards.

Provision for Income Taxes

In preparing our financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities.

Results of Operations

The following table sets forth revenue and cost of revenue by category for the three and six months ended December 31, 2011 as compared to the comparable periods of the prior year.

	Three Months Ended December 31,				Change
	2011		2010		Increase (Decrease)
	Amount (000’s)	Percentage	Amount (000’s)	Percentage	Amount (000’s)	Percentage
Revenue:
System sales	$9,205	32%	$8,596	39%	$609	7%
Training and consulting services	6,301	22%	4,349	19%	1,952	45%
Support services	7,710	26%	5,360	24%	2,350	44%
Electronic data interchange and business services	5,906	20%	4,016	18%	1,890	47%
Total revenue	29,122	100%	22,321	100%	6,801	30%
Cost of revenue:
System sales	2,761	30%	2,390	28%	371	16%
Training and consulting services	4,560	72%	3,176	73%	1,384	44%
Support services	2,672	35%	1,655	31%	1,017	61%
Electronic data interchange and business services	4,153	70%	3,044	76%	1,109	36%
Total cost of revenue	14,146	49%	10,265	46%	3,881	38%
Gross profit	$14,976	51%	$12,056	54%	$2,920	24%

	Six Months Ended December 31,				Change
	2011		2010		Increase (Decrease)
	Amount (000’s)	Percentage	Amount (000’s)	Percentage	Amount (000’s)	Percentage
Revenue:
System sales	$15,854	29%	$13,056	34%	$2,798	21%
Training and consulting services	12,904	24%	7,766	20%	5,138	66%
Support services	14,767	27%	10,208	26%	4,559	45%
Electronic data interchange and business services	11,248	20%	7,798	20%	3,450	44%
Total revenue	54,773	100%	38,828	100%	15,945	41%
Cost of revenue:
System sales	4,608	29%	3,611	28%	997	28%
Training and consulting services	8,992	70%	6,087	78%	2,905	48%
Support services	4,929	33%	2,905	28%	2,024	70%
Electronic data interchange and business services	7,975	71%	5,623	72%	2,352	42%
Total cost of revenue	26,504	48%	18,226	47%	8,278	45%
Gross profit	$28,269	52%	$20,602	53%	$7,667	37%

Revenue. Total revenue was $29.1 million for the three months ended December 31, 2011 compared to $22.3 million for the three months ended December 31, 2010, an increase of $6.8 million or 30%. Systems sales grew by 7% and accounted for $0.6 million or 9% of total revenue growth during the period. Training and consulting services grew by 45% and accounted for $2.0 million or 29% of total revenue growth during the period. Support services and electronic data interchange and business services grew 44% and 47%, respectively, during the period, accounting for the remaining 62% of growth in total revenue.

Total revenue for the six months ended December 31, 2011 was $54.8 million, an increase of $15.9 million or 41% over the same period of 2010.

 Systems sales, including training and consulting services, are one-time in nature and the substantial growth is attributable to our increased share in a growing market. The significant growth in training and consulting services revenue is also reflective of this increased share, demand for additional training to facilitate meeting meaningful use requirements and our success in expanding our resources to implement a greater number of systems in the three and six months ended December 31, 2011 as compared to the same periods of 2010. Support services, electronic data interchange and business services are recurring and growth in this revenue is largely attributable to our growing customer base. Our ability to sell additional products and services to our existing customer base also benefitted revenue growth in 2011 compared to the prior period.

Cost of Revenue. Total cost of revenue was $14.1 million for the three months ended December 31, 2011 compared to $10.2 million for the three months ended December 31, 2010, an increase of $3.9 million or 38%. Cost of systems sales increased by 16% and accounted for $0.4 million or 9% of the total increase in cost of revenue during the period. Cost of training and consulting services increased by 44% and accounted for $1.4 million or 36% of the total increase in cost of revenue during the period. Cost of support services and electronic data interchange and business services increased 61% and 36%, respectively, during the period, accounting for the remaining 55% of the increase in total cost of revenue. On an overall basis, gross profit margins were 51% for the three months ended December 31, 2011 as compared to 54% for the same period of the prior year. This variance is largely related to $.7 million in increased amortization of recently-acquired technology and to software development cost as innovations were made available to market. Overall gross profit margins for the six months ended December 31, 2011 were comparable to the year-ago period.

Sales, General and Administrative. Total SG&A expenses were $11.5 million for the three months ended December 31, 2011 compared to $8.9 million for the three months ended December 31, 2010, an increase of $2.6 million or 29%. For the six months ended December 31, 2011, SG&A expenses were $22.1 million, a $4.6 million increase or 26% compared to $17.5 million for the comparable period of 2010. Growth in SG&A is largely a result of the required infrastructure to support the overall growth in the business. We have increased headcount in our direct sales force and the significant growth in sales activity has led to a substantial increase in commissions, incentive compensation and related expenditures such as travel. We also increased our investments in marketing and advertising, which combined with headcount growth in the sales force, positions us to capture increased market share in what we believe will be an expanding market over the next several years. Additionally, growth in our headcount and implementation of a new suite of business tools has increased SG&A costs for subscription to these services. As a percentage of revenue, SG&A was 39% and 40%, respectively for the three and six months ended December 31, 2011 compared to 40% and 45%, respectively, for the comparable prior periods. As indicated by this comparison, we believe that investments in our growth and related infrastructure can be leveraged to maintain our sales growth in future years without a proportionate increase in cost.

Research and Development Expenses. Research and development expenses were $3.8 million for the three months ended December 31, 2011 compared to $1.5 million for the three months ended December 31, 2010, an increase of $2.3 million or 153%. For the six months ended December 31, 2011, research and development expenses were $7.0 million as compared to $3.3 million for the prior year’s comparable period, an increase of $3.7 million or 110%. Our innovation platform requires continuing investment in research and development which evolves to meet the needs of our customers, our market and industry regulators. In addition to research and development to support our innovation platform, we develop new products and enhanced functionality for existing products. These application development costs are capitalized once technological feasibility is attained and capitalization ceases once the technology is available for market. Capitalized software development costs were approximately $2,797,000 and $5,838,000 for the three and six months ended December 31, 2011 and $1,229,000 and $1,948,000 for the three and six months ended December 31, 2010.

        Interest and Other Expenses. Interest, net of interest income, was approximately break-even and $8,000 of net interest expense for the three and six months ended December 31, 2011 and $5,000 and $25,000, net interest income for the three and six months ended December 31, 2010. The change in net interest is related principally to reduced funds available to invest and reduced yields owing to market conditions.

Other expense, net – primarily bank fees - was approximately $48,000 and $87,000 for the three and six months ended December 31, 2011 and $10,000 and $29,000 for the three and six months ended December 31, 2010.

    Income Taxes. The Company has available net operating losses and credits for research and development to offset taxable income and tax expense. These and other temporary differences result in net deferred tax assets. The Company estimated a benefit for deferred income taxes at an effective tax rate of 32% for the results of the three months ended December 31, 2011. The Company estimates its annual effective tax rate for 2012 to approximate 40%. The current quarter’s benefit reflects expensing payments to various state jurisdictions for prior periods. As of December 31, 2010, the Company’s net deferred tax assets had been fully reserved and the provision for income taxes for the three months then ended comprises provision for taxes to various states and jurisdictions in which the Company transacts business. Effective tax rate was not meaningful.

Liquidity and Capital Resources

Our principal capital requirements are to fund operations. Since 2007, we have funded our capital needs from operating cash flow augmented recently by proceeds from exercise of warrants in connection with the 2009 completion of a tender offer made by our institutional investors which is described in the financial statements included in our prospectus dated February 2, 2012 filed with the SEC pursuant to Rule 424 (b). We also repaid all outstanding indebtedness and in March 2011, entered into a new loan agreement with Bank of America, N.A. This facility provides financing up to $5,000,000 (based on eligible receivables) with interest at LIBOR plus 275 basis points, is secured by a pledge of the Company’s assets and contains customary provisions regarding covenants. The financial covenants require us to maintain a leverage ratio not exceeding 2:1 and an EBITDA to interest expense ratio of at least 3:1. At December 31, 2011, we were in compliance with these covenants and there were no amounts outstanding on the credit facility.

We are not a capital intensive business. Our capital expenditures heretofore have comprised technology, fixtures and equipment to accommodate our growth and we acquired and renovated a building placed into service in 2011. Additionally, we capitalize the application development costs for new technology and enhancements to our innovation platform. In 2011, we incurred approximately $8.8 million in the aggregate for these capital expenditures all of which were funded from existing resources. We are in the initial stages of building new facilities to accommodate the growth of our business. We estimate this facility will cost approximately $12 million and will require approximately 14 months to complete. We believe that our current cash, short-term investments and funds available under our credit facility or, if required, other financing combined with our anticipated cash flow from operations and the proceeds of our recently-completed initial public offering will be sufficient to meet our working capital and capital expenditure needs for the next 12 months and for a reasonable period thereafter.

Cash Flow Summary

Cash and cash equivalents were $3.5 million at December 31, 2011 as compared with $5.7 million at June 30, 2011. As of December 31, 2011 and June 30, 2011, we also had $4.8 and $10.4 million, respectively, in short-term investments classified as available for sale.

Operating Activities

Cash provided by operating activities was $3.8 million for the six months ended December 31, 2011, comprised primarily of a $674,000 operating loss and a $337,000 deferred income tax benefit offset by net stock compensation expense of $1.5 million, depreciation and amortization of $1.6 million and provision for bad debts of $570,000. Net changes in working capital contributed $1.2 million to cash from operations, attributable principally to a $1.4 million reduction in accounts receivable offset by net changes of approximately $200,000 in other current assets and liabilities.

Cash used in operating activities was ($1.7) million for the six months ended December 31, 2010, comprised primarily of $1.2 million net cash provided from operations offset by $2.9 million in net working capital changes, $2.8 million of which was an increase in accounts receivable.

Investing Activities

During the year ended June 30, 2011, we began investing surplus cash resources and as of December 31, 2011 had net short-term investments of $4.8 million. Our policy is to invest only in fixed income instruments denominated and payable in U.S. dollars, including obligations of the U.S. government and its agencies, money market instruments, commercial paper, certificates of deposit, bankers’ acceptances, corporate bonds of U.S. companies, municipal securities and asset backed securities. We do not invest in auction rate securities, futures contracts, or hedging instruments. Securities of a single issuer valued at cost at the time of purchase should not exceed 10% of the market value of the portfolio but securities issued by the U.S. Treasury and U.S. government agencies are specifically exempted from these restrictions. The final maturity of each security within the portfolio should not exceed 24 months.

For the six months ended December 31, 2011, we used $6.1 million of cash for investing activities consisting of $3.0 million for purchases of property and equipment, $3.0 million cash paid for acquired technology and investment of $5.8 million for capitalized software development of our innovation platform, which were offset by the sale of $5.7 million of short term investments.

Net cash used in investing activities for the six months ended December 31, 2010 was $3.5 million including $1.5 million for purchases of property and equipment and $2.0 million for capitalized software development.

Financing Activities

For the six months ended December 31, 2011, we had proceeds of $199,000 from exercise of stock options and warrants and paid $77,000 on an obligation for acquired technology. For the six months ended December 31, 2010, we paid $12,000 on capital leases, $133,000 on an obligation for acquired technology and had net proceeds of $418,000 from exercise of options and warrants.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which were prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant estimates and assumptions relate to revenue recognition, accounting for software development costs, stock-based compensation and the accounting for income taxes.

The detailed Significant Accounting Policies are included in Note 2 to the Audited Financial Statements for the fiscal year ended June 30, 2011 included in our Registration Statement on Form S-1 filed February 1, 2012, and there have been no changes in those policies since that filing.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, our investments include money market funds and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and maintain an average portfolio duration of approximately one year.

Our operations consist of research and development and sales activities in the United States. As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13(a)-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q are effective in providing reasonable assurance that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

ITEM 1A.	RISK FACTORS.

Risk factors that affect our business and financial results are discussed under the heading “Risk Factors” in our Prospectus. Those Risk Factors are incorporated herein by reference. There have been no material changes to the disclosures relating to this item from those set forth in the Prospectus.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 On February 1, 2012, our registration statement on Form S-1 (No. 333-175619) was declared effective for our initial public offering (the “IPO”), and on February 7, 2012 we consummated the IPO consisting of the sale of 7,666,667 shares of our common stock at a price of $10.00 per share, including 6,388,833 shares (including the underwriters’ exercise of their over-allotment option to purchase an addition 1,000,000 shares) issued and sold by us.  The underwriters of the offering were J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, William Blair & Company, L.L.C., Piper Jaffray & Co., and Raymond James & Associates, Inc. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. As a result of the offering, including the underwriters’ over-allotment option, we received total net proceeds of approximately $57.2 million, after deducting total expenses of $6.7 million, consisting of underwriting discounts and commissions of $4.5 million and offering-related expenses of approximately $2.2 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates other than the payment of certain legal expenses on behalf of our selling stockholders.

We used a portion of the net proceeds from the IPO to pay $23.3 million consisting of a cash payment to holders of our outstanding preferred stock concurrently with the conversion of such shares into shares of common stock upon the closing of the IPO. Certain holders of our outstanding preferred stock who received cash payments include: W. Thomas Green, Jr., Chairman of the Board; Thomas T. Richards, a Director of the Company; Wyche T. Green, III, the Company’s President, Chief Executive Officer and Directors; Gregory H. Schulenburg, the Company’s Executive Vice President and Chief Operating Officer; Pamlico Capital II, L.P., owner of over ten percent of the Company’s common stock and an affiliate of Director Neal Morrison; and Investor Group L.P. and Investor Growth Capital Limited, which together own over ten percent of the Company’s common stock and are affiliates of Director Noah Walley.We intend to use the remaining proceeds to finance the construction of new facilities to accommodate the growth of our business (approximately $12.0 million), as well as for working capital and general corporate purposes, which may include financing our growth, developing new technology solutions and services, and funding capital expenditures, acquisitions and investments. The Company currently does not have any pending material acquisitions. We did not receive any proceeds from the sale of shares by the selling stockholders. There has been no material change in the use of proceeds from the IPO as described in the Prospectus under “Use of Proceeds”.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive Data File*

* Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 14, 2012	GREENWAY MEDICAL TECHNOLOGIES, INC.

	By:	/s/ Wyche T. Green, III
Wyche T. Green, III President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James A. Cochran
James A. Cochran Chief Financial Officer (Principal Financial and Accounting Officer)