Form 10-Q
period 2012-03-31
GREENWAY MEDICAL TECHNOLOGIES INC
filed 2012-05-10
CIK 1080747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

There were 29,077,612 shares of the registrant’s common stock outstanding as of May 7, 2012.

GREENWAY MEDICAL TECHNOLOGIES, INC.

FORM 10-Q

For The Quarterly Period Ended March 31, 2012

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Greenway Medical Technologies, Inc.
Condensed Balance Sheets
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	March 31,	June 30,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$5,060	$5,722
Short-term investments	31,324	10,447
Accounts receivable, net of $719 and $585 allowance for doubtful accounts at March 31, 2012 and June 30, 2011 (unaudited), respectively	23,399	18,112
Inventory	582	460
Prepaids and other current assets	3,137	1,705
Deferred tax assets	1,822	476
Total current assets	65,324	36,922
Property and equipment, net	17,079	9,632
Acquired intangibles, net	542	-
Software development cost, net	14,624	6,811
Deferred tax assets - noncurrent	26,898	28,751
Goodwill	440	-
Other assets	40	40
Total assets	$124,947	$82,156

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$10,958	$7,902
Accrued liabilities	8,786	5,900
Deferred revenue	9,507	8,672
Total current liabilities	29,251	22,474
Obligation for purchased technology	138	349
Commitments and contingencies (Note 11)
Convertible preferred stock, at fair value
Series A - Issued and outstanding 3,333,333 shares at June 30, 2011 (cumulative liquidation preference $35,073)	-	75,634
Series B - Issued and outstanding 4,631,579 shares at June 30, 2011 (cumulative liquidation preference $31,425)	-	83,183
Shareholders’ equity (deficit):
Common stock	3	11,498
Additional paid-in capital	236,474	59,038
Accumulated deficit	(140,919)	(170,020)
Total shareholders’ equity (deficit)	95,558	(99,484)
Total liabilities, convertible preferred stock and shareholders’ equity (deficit)	$124,947	$82,156

The accompanying notes are an integral part of these condensed financial statements

Greenway Medical Technologies, Inc.
Condensed Statements of Operations
(Amounts in thousands, except share amounts and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011

Revenue:
System sales	$10,271	$6,727	$26,125	$19,782
Training and consulting services	7,643	4,434	20,547	12,201
Support services	8,741	5,802	23,508	16,011
Electronic data interchange and business services	6,210	4,639	17,458	12,438
Total revenue	32,865	21,602	87,638	60,432
Cost of revenue:
System sales	2,558	1,587	7,166	5,199
Training and consulting services	5,355	3,386	14,347	9,472
Support services	2,691	1,846	7,620	4,750
Electronic data interchange and business services	4,226	3,162	12,201	8,786
Total cost of revenue	14,830	9,981	41,334	28,207
Gross profit	18,035	11,621	46,304	32,225
Operating expenses:
Sales, general and administrative	11,802	9,623	33,962	27,145
Research and development	4,021	2,285	11,029	5,628
Total operating expenses	15,823	11,908	44,991	32,773
Operating income (loss)	2,212	(287)	1,313	(548)
Interest income (expense), net	50	8	42	33
Other (expense), net	65	(22)	(22)	(52)
Income (loss) before provision for income taxes	2,327	(301)	1,333	(567)
Provision (benefit) for income taxes	948	(30,975)	628	(30,944)
Net income	1,379	30,674	705	30,377
Preferred stock dividends and accretion	-	(13,232)	28,395	(39,728)
Income (loss) available to common shareholders	$1,379	$17,442	$29,100	$(9,351)

Per share data:
Net income (loss) per share available to common shareholders:
Basic	$0.06	$1.50	$1.89	$(0.81)

Diluted	$0.06	$1.46	$0.04	$(0.81)

Weighted average number of common shares outstanding
Basic	22,859,440	11,606,520	15,410,220	11,561,887

Diluted	24,130,778	21,073,852	16,738,678	11,561,887

The accompanying notes are an integral part of these condensed financial statements

Greenway Medical Technologies, Inc.
Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	March 31,	March 31,
	2012	2011

Cash flows from operating activities:
Net income	$705	$30,377
Adjustments to reconcile net income to net cash provided by operating activities:
Net stock compensation expense	1,831	1,340
Deferred income tax provision (benefit)	507	(31,000)
Depreciation and amortization	2,928	635
Provision for bad debts	1,017	538
Reduction in obligation for acquired technology	(100)	-
Changes in current assets and liabilities:
Accounts receivable	(6,304)	(1,626)
Inventory	(122)	(260)
Prepaids and other current assets	(1,432)	(425)
Accounts payable and accrued liabilities	4,988	1,275
Deferred revenue	835	3,562
Net cash provided by operating activities	4,853	4,416
Cash flows from investing activities:
Purchase of short-term investments	(26,566)	(10,507)
Sales of short-term investments	5,689	-
Purchases of property and equipment	(6,250)	(2,660)
Business combination to acquire technology and other assets	(3,000)	-
Capitalized software development cost	(8,966)	(3,295)
Net cash used in investing activities	(39,093)	(16,462)
Cash flows from financing activities:
Payments on capital leases	-	(12)
Payments on obligation for acquired technology	(111)	-
Proceeds from exercise of stock options and warrants	611	418
Payments in connection with preferred stock conversion	(23,300)	-
Sale of common stock, net of issue costs and expenses	56,378	-
Net cash provided by financing activities	33,578	406
Net decrease in cash and cash equivalents	(662)	(11,640)
Cash and cash equivalents at beginning of period	5,722	19,179
Cash and cash equivalents at end of period	$5,060	$7,539
Supplemental cash flow information:
Cash paid for interest	$4	$9
Cash paid for taxes	$120	$300

Non-cash investing and financing activities:
Conversion of preferred stock	$135,517	$-
Common stock and obligations for future payments at fair value, given in exchange for acquisition of technology	$954	$860
Reduction in obligation for acquired technology	$100	$-

The accompanying notes are an integral part of these condensed financial statements

Greenway Medical Technologies, Inc.
Notes to Condensed Financial Statements (Unaudited)

Note 1—Basis of Presentation and Description of Company
We prepared the accompanying interim condensed financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended March 31, 2012, are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2012. For more information regarding our results of operations and financial position, refer to the financial statements and footnotes included in our prospectus filed pursuant to Rule 424(b) on February 2, 2012, with the Securities and Exchange Commission (“SEC”).

As appropriate to the context, “Greenway”, the “Company”, and “we”, “us” and “our” are used interchangeably to refer to Greenway Medical Technologies, Inc., originally incorporated in Georgia in 1998. In connection with our recently completed initial public offering (“IPO”), we reincorporated in Delaware on February 7, 2012. We develop, market and sell an integrated suite of healthcare technology solutions, including practice management and electronic medical record software applications for physician practices, clinics and other providers in ambulatory settings throughout the United States.

Note 2—Accounting Policies and New Accounting Standards
Our accounting policies are consistent with those described in our Significant Accounting Policies for our fiscal year ended June 30, 2011, in our prospectus filed pursuant to Rule 424(b) on February 2, 2012, (the “Prospectus”) with the SEC.

New Accounting Standards - In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements are expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt these provisions in the first quarter of Fiscal 2013. Adoption of these provisions is not expected to have a material impact on the Company’s financial statements.

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

3 - Investments
Short-term investments consist of mutual funds, money market funds and U.S. agency and corporate bonds with original maturities greater than three months and remaining maturities of less than one year. Investments are also made in corporate bonds with original maturities of greater than one year but maximum remaining maturities of 18 months; these investments are also included in short-term investments since the Company’s intent is to convert them into cash as may be necessary to meet liquidity needs. At March 31, 2012, all of the Company’s investments were classified as available-for-sale and are reported at fair value with any changes in market value reported as a part of comprehensive income. As of March 31, 2012, gross accumulated unrealized gains and losses for these investments were immaterial. Fair value is based on the Level 1 or 2 criteria of the fair value hierarchy specified in ASC 820-10, Fair Value Measurements and Disclosures.

Investments at fair value consisted of the following:

	March 31,	June 30,
Available-for-sale securities (in thousands)	2012	2011
Mutual funds	$27,838	$-
Corporate bonds	3,415	4,452
U.S. agency bonds	-	1,413
Money market funds	71	4,582
Total	$31,324	$10,447

4 - Property and Equipment and Other Intangible Assets
Property and equipment consists of:

	Estimated	March 31,	June 30,
	useful lives	2012	2011
		(in thousands)
Land	—	$1,171	$1,088
Building	39 years	4,433	4,433
Leasehold improvements	Lesser of lease term or 7 years	304	291
Equipment	3 years	1,312	2,753
Furniture and fixtures	5 years	3,191	1,230
Purchased software	3 years	3,052	1,315
Acquired technology	3 years	3,894	974
		17,357	12,084
Less - Accumulated depreciation		(5,793)	(4,070)
		11,564	8,014
Construction in progress		5,515	1,618
Total		$17,079	$9,632

Acquired Technology and Other Assets - In September 2010, the Company acquired certain technology and intellectual property in exchange for cash and 50,000 shares of common stock. The $600,000 cash portion of the purchase price is payable over three years in variable amounts based on sales of the Company’s product offering into which the technology is incorporated. The fair value of the aggregate consideration was estimated at $974,000 and allocated in its entirety to acquired technology estimated to have a useful life of three years. Amortization is charged to cost of goods sold and totaled $105,000 and $291,000, and $86,000 and $115,000 during the three and nine months ended March 31, 2012 and 2011, respectively. The purchase agreement provided for a potential reduction of this cash portion of the purchase price when and if an initial public offering of the Company’s common stock were to be completed. Accordingly, in connection with our offering completed in February, this obligation was reduced by approximately $100,000 which is reflected in other income in the accompanying financial statements.

In October 2011, we acquired certain technology and other assets of Cy Solutions which we believe will facilitate our penetration of the Federally Qualified Health Center (FQHC) market. Total consideration was $4 million which includes $1 million contingent on attainment of certain performance objectives. The estimated $954,000 fair value of the contingent consideration is included in other liabilities. Based on an independent valuation, the estimated value of total consideration was allocated to acquired intangibles and other assets as follows:

Assets Acquired	Estimated Fair Value (in thousands)	Estimated Useful Life

Developed Technology	$2,920	3 years

Customer Relationships	530	5 years

Non-competition Agreements	64	3-5 years

Goodwill	440	Indefinite

Total fair value of consideration	$3,954

Software Development Costs – We apply the provisions of ASC 985-20, Software, Costs of Computer Software to be Sold, Leased or Marketed, which requires the capitalization of costs incurred in connection with the research and development of new software products and enhancements to existing software products once technological feasibility is established. Such costs are amortized on a straight-line basis over the estimated economic life of the related product, which is typically three years. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Capitalized software development costs approximated $3.1 million and $9 million and $2.5 million and $3.3 million during the three and nine months ended March 31, 2012 and 2011, respectively. Amortization of capitalized software development costs approximated $595,000 and $1.1 million, respectively, for the three and nine months ended March 31, 2012 and de minimis for the comparable periods of fiscal 2011.

Construction of New Facilities and Real Estate Tax Incentive Transaction - In December 2011, we entered into a sale-leaseback transaction pursuant to which we sold certain land and a building under development as our new administrative headquarters located in Carrollton, Georgia. The transaction contemplates an ultimate total purchase price of $12 million and in December, approximately $1 million already incurred for the project was received in cash and was simultaneously invested and is subject to a revenue bond financing agreement (the “Bond”). As development of the project progresses, the balance of $11 million contemplated under this agreement will be paid from our resources, then sold and proceeds reinvested in in a similar fashion. This agreement, in accordance with Georgia law, is intended to permit counties to attract business investment by offering property tax incentives. The arrangement is structured so that our lease payments to the County equal and offset the County’s bond payments to the Company. The Bond is non-recourse to the County, our lease payments are pledged to secure repayment of the Bond, and the lease and Bond provide for the legal right of offset. Consequently, the investment and lease obligation related to this arrangement have been offset in our balance sheet. The agreement has a maximum expiration date of 2021. If we had not entered into this transaction, property tax payments would have been higher. We can reacquire such property and terminate the agreement at a nominal price of ten dollars. The subject property was included in property and equipment - construction in progress in our balance sheet as of March 31, 2012.

5 - Transactions with Related Parties
Effective July 1, 2000, the Company entered into an agreement to lease the corporate office from Green Family Real Estate, LLC, an entity controlled by the Company’s Chairman, for approximately $20,000 per month, plus annual adjustments for inflation, until June 30, 2015 (see Note 11).

In 2000, the Company entered into an agreement to rent on an hourly basis an airplane from Greenway Air, LLC, an entity controlled by the Company’s Chairman. Expenses incurred related to this agreement were approximately $8,000 and $33,000 for the three and nine months ended March 31, 2012, and $24,000 and $58,000 for the three and nine months ended March 31, 2011. In March 2002, the Company purchased a 1% interest in Greenway Air, LLC, for $12,500. This investment is recorded at cost in the accompanying balance sheets.

The Company has considered applicable guidance regarding variable interest entities and has determined that neither of these arrangements is such an entity.

The Company has two institutional shareholders who, as of December 31, 2011, owned Series A and Series B Convertible Preferred Stock (Note 7) and shares of common stock. All outstanding preferred stock automatically converted into common stock in connection with the closing of our initial public offering. As of the closing of our initial public offering, February 7, 2012, these shareholders collectively owned approximately 44% (25% for one investor and 19% for the other) of the Company’s common stock. One representative of each of these institutional shareholders sits on the Company’s Board of Directors. Given this substantial ownership position, these shareholders are able individually, and collectively, to exercise substantial influence over the affairs of the Company.

In April 2011, the Company purchased three commercial lots totaling approximately six acres which are being used to build new facilities to accommodate its growth. The property was purchased from the Company’s Chairman pursuant to authorization from the Board of Directors. Aggregate consideration was approximately $483,000 and was based on an independent appraisal.

6 - Credit Facility
In March 2011, the Company closed on a new loan agreement with a two-year term. This facility provides financing up to $5,000,000, based on eligible receivables, with interest at LIBOR plus 275 basis points, is secured by a pledge of the Company’s assets and contains customary provisions regarding covenants including a prohibition on payment of cash dividends. There were no amounts outstanding on the credit facility at March 31, 2012, and the full amount of the facility was available.

7 - Shareholders’ Equity (Deficit)
On February 1, 2012, our registration statement on Form S-1 (No. 333-175619) was declared effective for our initial public offering (the “IPO”), and on February 7, 2012, we consummated the IPO consisting of the sale of 7,666,667 shares of our common stock at a price of $10.00 per share, including 6,388,833 shares (including the underwriters’ exercise of their over-allotment option to purchase an addition 1,000,000 shares) issued and sold by us.  Following the sale of the shares in connection with the closing of the IPO, the offering terminated. As a result of the offering, including the underwriters’ over-allotment option, we received total net proceeds of approximately $56.4 million, after deducting total expenses of $7.5 million, consisting of underwriting discounts and commissions of $4.5 million and offering-related expenses of approximately $3.0 million.

We used a portion of the net proceeds from the IPO to pay $23.3 million consisting of a cash payment to holders of our outstanding preferred stock concurrently with the conversion of such shares into shares of common stock in connection with the closing of the IPO. Certain holders of our outstanding preferred stock who received cash payments included certain executive officers and directors. We intend to use the remaining proceeds to finance the construction of new facilities to accommodate the growth of our business (approximately $12.0 million), as well as for working capital and general corporate purposes, which may include financing our growth, developing new technology solutions and services, and funding capital expenditures, acquisitions and investments. The Company currently does not have any pending material acquisitions. We did not receive any proceeds from the sale of shares by the selling stockholders. There has been no material change in the use of proceeds from the IPO as described in the Prospectus under “Use of Proceeds”.

As indicated above, in connection with the IPO all of the convertible preferred stock outstanding automatically converted into shares of common stock as follows:

(1)	3,333,333 shares of Series A Convertible Preferred Stock converted into 4,210,533 shares of common stock based on application of the conversion ratio of 1.2631: 1;

(2)	4,631,579 shares of Series B Convertible Preferred Stock converted into a like number of shares of common stock based on a conversion ratio of 1: 1;

(3)
in connection with the conversion of our convertible preferred stock, a mandatory cash payment of up to $42 million was due the holders thereof based on $4.75 per equivalent common share upon conversion; this amount was satisfied by (a) a payment of $23.3 million made to certain holders and (b) issuance of 1,870,124 shares of our common stock to those holders electing to receive common stock at the $10 IPO price in lieu of cash.

Concurrent with the IPO, the Company increased the authorized common stock and modified the par value to $0.0001 per share.

The amount of stock authorized, issued and outstanding, after effect of the foregoing, is summarized as follows:

	March 31, 2012		June 30, 2011
	Common Stock	Preferred	Common Stock	Series A Preferred	Series B Preferred

Authorized	80,000,000	20,000,000	25,000,000	3,458,333	4,631,579
Issued	29,064,886	-	11,676,562	3,333,333	4,631,579
Outstanding	29,064,886	-	11,676,562	3,333,333	4,631,579

Stock Options - On November 16, 2011, we adopted, and on December 16, 2011, we received shareholder approval of the Greenway Medical Technologies, Inc. 2011 Stock Plan (the “2011 Plan”) which provides for issuance of equity awards for up to 3,000,000 shares of our common stock. Effective with completion of our initial public offering, equity awards will occur only under the 2011 Plan. For the three and nine months ended March 31, 2012, respectively, options for 3,750 and 334,454 shares of our common stock were granted under our applicable plans. We also have options granted, fully-vested and outstanding under our 1999 Stock Plan. At March 31, 2012, 2,967,451 options were outstanding; no further grants will be made under either of these prior plans. We expense stock compensation costs in the cost of sales and selling, general and administrative expense line items of our Condensed Statements of Operations over the vesting periods of each grant. For the three and nine months ended March 31, 2012, we expensed $344,000 and $1.8 million, respectively, and for the three and nine months ended March 31, 2011, we expensed $506,000 and $1.3 million, respectively, in connection with outstanding option awards. As of March 31, 2012, there was $3.1 million of total unrecognized compensation cost related to non-vested awards granted under the 2004 Stock Plan. This cost is expected to be recognized over a period of 3.5 years.

8 - Fair Value of Financial Instruments
The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values, principally because of the short-term maturities of these instruments. As provided by their terms, the Company’s Series A and Series B Convertible Preferred Stock issuances were carried at estimated fair value based on the greater of a) liquidation preference including accrued dividends or b) fair value of these instruments largely bases on independent appraisals.

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

The Company’s financial instruments measured at fair value as of March 31, 2012, and June 30, 2011, consisted of:

	Balance Sheet	Fair Value Hierarchy Category
(Amounts in thousands)	Classification	Level 1	Level 2	Level 3
At March 31, 2012:
Available-for-sale equity securities	Short-term investments	$27,909	$3,415	—
Series A convertible preferred stock	Temporary equity	—	—	$—
Series B convertible preferred stock	Temporary equity	—	—	$—

At June 30, 2011:
Available-for-sale equity securities	Short-term investments	$4,582	$5,865	—
Series A convertible preferred stock	Temporary equity	—	—	$75,634
Series B convertible preferred stock	Temporary equity	—	—	$83,183

9 - Income Taxes
As of March 31, 2012, the Company had gross net operating losses (NOLs) of approximately $77 million. These NOLs will be available to offset any future taxable income and will begin to expire in 2020. The Company has also generated research credit carryforwards of approximately $2.4 million. The Company estimates its annual effective tax rate for 2012 at approximately 40%. For the three and nine months ended March 31, 2012, the effective rate was 41% and 47% respectively. The effective tax rate for these periods reflect the effect of miscellaneous payments to various state jurisdictions which were expensed during the periods.

As of March 31, 2012, the Company had no unrecognized tax benefits. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. The Company had no interest or penalties related to unrecognized tax benefits accrued as of March 31, 2012. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase within the next 12 months. The Company is no longer subject to U.S. federal income or state tax return examinations by tax authorities for tax years before 2007. However, net operating loss carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities.

 At March 31, 2011, the Company determined that it would be more likely than not that the cumulative net operating loss and other deferred tax benefits would be recoverable. Accordingly, net deferred tax assets of approximately $31.0 million were recorded on the Company’s balance sheet as of that date with a corresponding $31.0 million income tax benefit recorded in the statement of operations. This determination was based on our evaluation of positive and negative evidence as set forth in our annual financial statements for the year ended June 30, 2011, included in our Prospectus.

The determination of when to adjust the valuation allowance requires significant judgment on the part of management. Although realization is not assured, management concluded that it is more likely than not that the deferred tax assets at March 31, 2011, will be realized in the ordinary course of operations. Therefore a valuation allowance was determined to be unnecessary. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if actual future earnings are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

10 - Net Income (Loss) Per Share Available to Common Shareholders
Basic earnings per share available to common shareholders is computed by dividing income (loss) available to common shareholders by the sum of the weighted average number of common shares outstanding during the period. Income (loss) available to common shareholders reflects accretion of preferred stock dividends, preferred stock issue cost and adjustment to recognize the estimated fair value of the put feature ascribed to these securities (Notes 7 and 8). Diluted income per share gives effect to all potentially dilutive common share equivalents outstanding during the period. Such potentially dilutive common share equivalents included Series A and B Preferred Stock fully converted into common shares as of March 31, 2012, but convertible into 8.8 million shares of common for each of the three and nine months ended March 31, 2011; outstanding warrants exercisable for common shares totaling 121,000 at March 31, 2012, and 293,000 at March 31, 2011; and stock options outstanding for 3.0 and 2.7 million shares of common for each of the three and nine months ended March 31, 2012 and 2011, respectively. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method. The computation of diluted income (loss) per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings. In as much as inclusion of any or all of the potentially dilutive common share equivalents is anti-dilutive for the nine months ended March 31, 2011; presentation of (loss) per share available to common shareholders — basic and diluted are the same for this period.

11 - Leases and Other Commitments
As discussed in Note 5, the Company leases office space from related parties under operating leases through 2015. Rental expense for all building and equipment leases totaled approximately $421,000 and $876,000 for the three and nine months ended March 31, 2012, and $207,000 and $550,000 for the three and nine months ended March 31, 2011, respectively.  The Company has entered into contracts for development of new facilities to accommodate its growth. The project is expected to be completed by the end of fiscal 2013 and is estimated to cost approximately $12,000,000 which will be funded from existing resources and available credit.

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

The ambulatory EHR market has historically been underpenetrated and installed systems have been underutilized. Adoption of these technologies has been low for several reasons, including providers’ resistance to making the required investment as well as concerns that electronic records would disrupt clinical and administrative workflows. Adoption of EHR solutions is accelerating as more providers realize the possible return on investment from adoption of solutions such as PrimeSUITE. Government initiatives and legislation have provided financial incentives and implementation support for ambulatory providers to adopt EHR solutions.

In order for us to continue to deliver on this commitment to our providers we are committed to investing in our innovation platform and managed business services to address the trends and challenges we believe will affect our providers now and in the future. We will invest in the development of new products and enhancements to existing products that we believe present opportunities for substantial efficiencies to ourselves and our providers’ businesses. In responding to the acceleration of EHR adoption, government regulations such as the HITECH Act and ARRA, and other market trends such as increasing consumerism, the shift to quality-based reimbursement and the focus on improving the coordination of care among providers, we also face the following opportunities, challenges and risks, which could impact our business:

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

●
Uncertain Impact of Recent Legislation. Recently enacted public laws reforming the U.S. healthcare system may impact our business. The Patient Protection and Affordable Care Act (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (the “Reconciliation Act”), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. The Health Reform Laws contain various provisions that may impact the Company and our customers. Some of these provisions may have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health care sector, including the Company.

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

Cost of Revenue.

Cost of revenue for Systems Sales consists primarily of third-party hardware and software costs and amortization of capitalized software development costs and acquired technology. Cost of revenue for Training and Consulting Services consists primarily of compensation (including stock-based compensation) and benefits of our billable professionals and fees to third-party specialists for deployment, implementation and training, and travel costs. Cost of revenue for Support Services consists primarily of compensation (including stock-based compensation) and benefits of support specialists, and fees to third-parties for database services and services from our managed services partners. Cost of revenue for Electronic Data Interchange consists primarily of fees to third-parties for processing claims, statements and eligibility requests; cost of revenue for Business Services consists primarily of compensation (including stock-based compensation) and benefits of personnel who deliver our revenue cycle management services and various third-party costs associated with our EHR-enabled clinical research services. As higher-margin recurring revenue increases as a percentage of total revenue, we believe overall gross margin will also increase over time.

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

Results of Operations

The following table sets forth revenue and cost of revenue by category for the three and nine months ended March 31, 2012, as compared to the comparable periods of the prior year:

	Three Months Ended March 31,				Change
	2012		2011		Increase (Decrease)
	Amount (000’s)	Percentage	Amount (000’s)	Percentage	Amount (000’s)	Percentage
Revenue:
System sales	$10,271	31%	$6,727	31%	$3,544	53%
Training and consulting services	7,643	23%	4,434	21%	3,209	72%
Support services	8,741	27%	5,802	27%	2,939	51%
Electronic data interchange and business services	6,210	19%	4,639	21%	1,571	34%
Total revenue	32,865	100%	21,602	100%	11,263	52%
Cost of revenue:
System sales	2,558	25%	1,587	24%	971	61%
Training and consulting services	5,355	70%	3,386	76%	1,969	58%
Support services	2,691	31%	1,846	32%	845	46%
Electronic data interchange and business services	4,226	68%	3,162	68%	1,064	34%
Total cost of revenue	14,830	45%	9,981	46%	4,849	49%

	Nine Months Ended March 31,				Change
	2012		2011		Increase (Decrease)
	Amount (000’s)	Percentage	Amount (000’s)	Percentage	Amount (000’s)	Percentage
Revenue:
System sales	$26,125	30%	$19,782	33%	$6,343	32%
Training and consulting services	20,547	23%	12,201	20%	8,346	68%
Support services	23,508	27%	16,011	26%	7,497	47%
Electronic data interchange and business services	17,458	20%	12,438	21%	5,020	40%
Total revenue	87,638	100%	60,432	100%	27,206	45%
Cost of revenue:
System sales	7,166	27%	5,199	26%	1,967	38%
Training and consulting services	14,347	70%	9,472	78%	4,875	51%
Support services	7,620	32%	4,750	30%	2,870	60%
Electronic data interchange and business services	12,201	70%	8,786	71%	3,415	39%
Total cost of revenue	41,334	47%	28,207	47%	13,127	47%

            Revenue. Total revenue was $32.9 million for the three months ended March 31, 2012, compared to $21.6 million for the three months ended March 31, 2011, an increase of $11.3 million or 52%. Systems sales grew by 53% and accounted for $3.5 million or 31% of total revenue growth during the period. Training and consulting services grew by 72% and accounted for $3.2 million or 29% of total revenue growth during the period. Support services and electronic data interchange and business services grew 51% and 34%, respectively, during the period, accounting for the remaining 40% of growth in total revenue.

Total revenue for the nine months ended March 31, 2012, was $87.6 million, an increase of $27.2 million or 45% over the same period of fiscal 2011. For the nine months ended March 31, 2012, systems sales grew 32%, training and consulting services grew 68%, support services grew 47% and electronic data interchange and business services grew 40%.

 Systems sales, including training and consulting services, are one-time in nature and the substantial growth is attributable to our increased share in a growing market and is reflective of an increase in both the number and size of transactions completed in the current quarter and the year to date. Additionally, the current quarter increase reflects the impact of some seasonality regarding purchasing patterns of customers that is typically experienced in our third and fourth fiscal quarters. The significant growth in training and consulting services revenue is also reflective of these same factors, demand for additional training to facilitate meeting meaningful use requirements and our success in expanding our resources to implement a greater number of systems in the three and nine months ended March 31, 2012, as compared to the same periods of fiscal 2011. Support services, electronic data interchange and business services are recurring and growth in this revenue is largely attributable to our growing customer base. Our ability to sell additional products and services to our existing customer base also benefitted revenue growth in the three and nine months ended March 31, 2012, compared to the same periods of the prior year.

Cost of Revenue. Total cost of revenue was $14.9 million for the three months ended March 31, 2012, compared to $10.0 million for the three months ended March 31, 2011, an increase of $4.9 million or 49%. Cost of systems sales increased by 61% and accounted for $1.0 million or 20% of the total increase in cost of revenue during the period. Cost of training and consulting services increased by 58% and accounted for $2.0 million or 40% of the total increase in cost of revenue during the period. Cost of support services and electronic data interchange and business services increased 46% and 34%, respectively, during the period, accounting for the remaining 40% of the increase in total cost of revenue. On an overall basis, gross profit margins were 55% for the three months ended March 31, 2012, as compared to 54% for the same period of the prior year. This improvement in the quarter is a combination of factors; margins improved due to sales mix with higher-margin systems sales and support services revenue contributing almost 60% of the total increase in revenue for the period. Benefits were also attained by the improved margin profiles of training and consulting services and support services. Improved training and consulting services margins resulted from more efficient use of contract resources in 2012 and the fact that costs incurred in the prior period for training our customers on meaningful use were not repeated at the same level. Improved support services margins are attributable to customers’ adoption of higher-margin innovations and to improvements in margin profiles of various other services that involve third parties. These beneficial effects were partly offset by $826,000 in increased amortization of recently-acquired technology and software development cost as innovations were made available to market. Overall gross profit margins for the nine months ended March 31, 2012, were comparable to the year-ago period but also included the effect of $1.7 million increased  amortization of acquired technology and software development costs.

Sales, General and Administrative. Total SG&A expenses were $11.8 million for the three months ended March 31, 2012, compared to $9.6 million for the three months ended March 31, 2011, an increase of $2.2 million or 23%. For the nine months ended March 31, 2012, SG&A expenses were $33.9 million, a $6.8 million increase or 25% compared to $27.1 million for the comparable period of fiscal 2011. Growth in SG&A is largely a result of the required infrastructure to support the overall growth in the business. We have increased headcount and other investments in sales, marketing and advertising which we believe positions us to capture increased market share in what we believe will be an expanding market over the next several years. Additionally, growth in our headcount and professional services related to implementation of a new suite of business tools has increased SG&A costs for subscription to these services. As a percentage of revenue, SG&A was 36% and 39%, respectively, for the three and nine months ended March 31, 2012, compared to 45% for each of the comparable prior periods. As indicated by this comparison, we believe that investments in our growth and related infrastructure can be leveraged to maintain our sales growth in future years without a proportionate increase in cost.

Research and Development Expenses. Research and development expenses were $4.0 million for the three months ended March 31, 2012, compared to $2.3 million for the three months ended March 31, 2011, an increase of $1.7 million or 74%. For the nine months ended March 31, 2012, research and development expenses were $11.0 million as compared to $5.6 million for the prior year’s comparable period, an increase of $5.4 million or 96%. For both the quarter and year to date, the increases are largely related to compensation, benefits and related costs for additional headcount and to increased professional fees for projects outsourced to third parties. Our innovation platform requires continuing investment in research and development, which evolves to meet the needs of our customers, our market and industry regulators. In addition to research and development to support our innovation platform, we develop new products and enhance functionality of existing products. These application development costs are capitalized once technological feasibility is attained and capitalization ceases once the technology is available for market. Capitalized software development costs were approximately $3.1 million and $9.0 million for the three and nine months ended March 31, 2012, and $2.5 million and $3.3 million for the three and nine months ended March 31, 2011. Amortization of capitalized software development costs totaled $595,000 and $1.2 million for the three and nine months ended March 31, 2012, and were negligible in the comparable prior periods.

        Interest and Other Expenses. Interest income, net of interest expense, was approximately $50,000 and $42,000 for the three and nine months ended March 31, 2012, and $8,000 and $33,000, net interest income for the three and nine months ended March 31, 2011. The change in net interest is related principally to funds available to invest, which decreased from March 31, 2011, to February of 2012 when net proceeds of our offering were received, and yields owing to market conditions which have been flat to declining from 2011.

Other income (expense), net was approximately $65,000 and $(22,000) for the three and nine months ended March 31, 2012, and $(22,000) and $(52,000) for the three and nine months ended March 31, 2011. Other expense is principally bank fees which in the quarter ended March 31, 2012, were offset by other income recognized from a reduction in obligation for acquired technology.

       Income Taxes. The Company has available net operating losses and credits for research and development to offset taxable income and tax expense. These and other temporary differences result in net deferred tax assets. The Company estimated a provision for deferred income taxes at an effective tax rate of 40% for the results of the three months ended March 31, 2012. The Company estimates its annual effective tax rate for 2012 to approximate 40%. The current quarter’s provision also reflects expensing payments to various state jurisdictions for prior periods. As of March 31, 2011, the Company reversed the full amount of the valuation allowance previously applied to its net deferred tax assets. The resulting benefit was approximately $31 million. Therefore, effective tax rate for the three and nine months of fiscal 2011 was not meaningful.

Liquidity and Capital Resources

Our principal capital requirements are to fund operations. Since 2007, we have funded our capital needs from operating cash flow augmented recently by proceeds from exercise of warrants in connection with the 2009 completion of a tender offer made by our institutional investors and our recently completed initial public offering of our common stock. We also repaid all outstanding indebtedness and, in March 2011, entered into a new loan agreement with Bank of America, N.A. This facility provides financing up to $5 million (based on eligible receivables) with interest at LIBOR plus 275 basis points, is secured by a pledge of the Company’s assets and contains customary provisions regarding covenants. The financial covenants require us to maintain a leverage ratio not exceeding 2:1 and an EBITDA to interest expense ratio of at least 3:1. At March 31, 2012, we were in compliance with these covenants and there were no amounts outstanding on the credit facility.

We are not a capital-intensive business. Our capital expenditures heretofore have comprised technology, fixtures and equipment to accommodate our growth and we acquired and renovated a building placed into service in 2011. Additionally, we capitalize the application development costs for new technology and enhancements to our innovation platform. Funding for all of these expenditures came from existing resources. We are in the initial stages of building new facilities to accommodate the growth of our business. We estimate this facility will cost approximately $12 million and will require approximately eight more months to complete. We believe that our current cash, short-term investments and funds available under our credit facility or, if required, other financing combined with our anticipated cash flow from operations and the proceeds of our recently-completed initial public offering will be sufficient to meet our working capital and capital expenditure needs for the next 12 months and for a reasonable period thereafter.

Cash Flow Summary

Cash and cash equivalents were $5.0 million at March 31, 2012, as compared with $5.7 million at June 30, 2011. As of March 31, 2012, and June 30, 2011, we also had $31.3 and $10.4 million, respectively, in short-term investments classified as available for sale.

Operating Activities

Cash provided by operating activities was $4.9 million for the nine months ended March 31, 2012, comprised primarily of $705,000 net income, increased by $507,000 provision for deferred income taxes, net stock compensation expense of $1.8 million, depreciation and amortization of $2.9 million and provision for bad debts of $1.0 million. Net changes in working capital required $2.0 million cash from operations, attributable principally to a $6.3 million increase in accounts receivable, a $1.4 million increase in prepaids, inventory and other current assets offset by $5.0 million increase in accounts payable and accrued liabilities and $835,000 increase in deferred revenue.

Cash provided by operating activities was $4.4 million for the nine months ended March 31, 2011, comprised primarily of $30.4 million net income offset by $31.0 million deferred tax benefit, $1.3 million net stock compensation expense, $635,000 depreciation and amortization and $538,000 provision for bad debts. Net changes in working capital contributed $2.5 million to cash provided by operating activities including $3.6 million from increased deferred revenue, $1.3 million increased accounts payable and accrued liabilities offset by $2.3 million in increased accounts receivables, inventory, prepaids and other current assets.

Investing Activities

During the year ended June 30, 2011, we began investing surplus cash resources which were recently augmented by net proceeds of our offering completed in February 2012. As of March 31, 2012, we had net short-term investments of $31.3 million. Our policy is to invest only in fixed income instruments denominated and payable in U.S. dollars, including obligations of the U.S. government and its agencies, money market instruments, commercial paper, certificates of deposit, bankers’ acceptances, corporate bonds of U.S. companies, municipal securities and asset backed securities. We do not invest in auction rate securities, futures contracts, or hedging instruments. Securities of a single issuer valued at cost at the time of purchase should not exceed 10% of the market value of the portfolio but securities issued by the U.S. Treasury and U.S. government agencies are specifically exempted from these restrictions. The final maturity of each security within the portfolio should not exceed 24 months.

For the nine months ended March 31, 2012, we used $39.1 million of cash for investing activities consisting of $26.6 million in purchases of short-term investments, $6.2 million for purchases of property and equipment including in-progress construction of our new facilities, $3.0 million cash paid for acquired technology and investment of $9.0 million for capitalized software development of our innovation platform, offset by $5.7 million from sales of short-term investments.

Net cash used in investing activities for the nine months ended March 31, 2011, was $16.5 million including $10.5 million in purchases of short-term investments, $2.7 million for purchases of property and equipment and $3.3 million for capitalized software development.

Financing Activities

For the nine months ended March 31, 2012, we had cash provided from financing activities of $33.6 million consisting of proceeds of $56.4 million, net of issue costs and expenses, from sale of common stock in our public offering. We paid $23.3 million to holders of our preferred stock which was all converted to common in conjunction with the offering. We also had proceeds of $611,000 from exercise of stock options and warrants and paid $111,000 on an obligation for acquired technology. For the nine months ended March 31, 2011, we paid $12,000 on capital leases and had net proceeds of $418,000 from exercise of options and warrants.

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

The detailed Significant Accounting Policies are included in Note 2 to the Audited Financial Statements for the fiscal year ended June 30, 2011 included in the Prospectus, and there have been no changes in those policies since that filing.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, our investments include money market funds, high quality debt securities and similar investments. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and maintain average portfolio duration of approximately one year.
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the period ending March 31, 2012, a holder of a Company warrant exercised its right to purchase an aggregate of 157,895 shares of our common stock.  The exercise price was $4.75 per common share for a total of $750,000. The warrant holder was also entitled to receive, at the time of exercise of the warrant, an additional payment of $750,000 in connection with the conversion of our preferred stock which occurred in connection with our initial public offering.  The total exercise price and this additional payment were offset.  In addition, during this period we issued an aggregate of 5,500 shares of our common stock upon the exercise of stock options for aggregate cash proceeds of $32,375. These securities were issued either under a compensatory benefit plan in reliance upon the exemption from registration requirements or Rule 701 of the Securities Act of 1933, as amended or in reliance on the exemption provided by Section 4(2) of the Securities Act. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All instruments representing the issued securities described above included appropriate legends setting forth that the securities have not been registered and the applicable restrictions on transfer.

 On February 1, 2012, our registration statement on Form S-1 (No. 333-175619) was declared effective for our initial public offering (the “IPO”), and on February 7, 2012 we consummated the IPO consisting of the sale of 7,666,667 shares of our common stock at a price of $10.00 per share, including 6,388,833 shares (including the underwriters’ exercise of their over-allotment option to purchase an addition 1,000,000 shares) issued and sold by us.  The underwriters of the offering were J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, William Blair & Company, L.L.C., Piper Jaffray & Co., and Raymond James & Associates, Inc. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. As a result of the offering, including the underwriters’ over-allotment option, we received total net proceeds of approximately $56.4 million, after deducting total expenses of $7.5 million, consisting of underwriting discounts and commissions of $4.5 million and offering-related expenses of approximately $3.0 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates other than the payment of certain legal expenses on behalf of our selling stockholders.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit 10.1*	Form of 2012 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 5, 2012)

Exhibit 10.2	Form of Greenway Medical Technologies, Inc. 2011 Stock Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 5, 2012)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive Data File**

 _________________________________
*Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

** Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2012	GREENWAY MEDICAL TECHNOLOGIES, INC.

	By:	/s/ Wyche T. Green, III
Wyche T. Green, III President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James A. Cochran
James A. Cochran Chief Financial Officer (Principal Financial and Accounting Officer)