Form 10-Q
period 2012-09-30
GREENWAY MEDICAL TECHNOLOGIES INC
filed 2012-11-13
CIK 1080747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 29,564,394 shares of the registrant’s common stock outstanding as of November 5, 2012.

GREENWAY MEDICAL TECHNOLOGIES, INC.

FORM 10-Q

For The Quarterly Period Ended September 30, 2012

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Greenway Medical Technologies, Inc.
Condensed Balance Sheets
(Amounts in thousands)
(Unaudited)

	September 30,	June 30,
	2012	2012
Assets

Current assets:

Cash and cash equivalents	$4,975	$5,585
Short-term investments	29,656	29,350
Accounts receivable, net of $794 and $720 allowance for doubtful accounts at September 30, 2012 and June 30, 2012, respectively	24,282	28,875
Inventory	463	281
Prepaids and other current assets	3,029	3,001
Deferred tax assets	1,679	1,699
Total current assets	64,084	68,791

Property and equipment, net	21,989	20,340
Software development cost, net	18,997	17,156
Acquired intangibles, net	479	510
Deferred tax assets - noncurrent	25,866	25,846
Goodwill	440	440
Other assets	468	40
Total assets	$132,323	$133,123

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$11,735	$12,436
Accrued liabilities	7,520	9,533
Deferred revenue	11,650	12,192
Total current liabilities	30,905	34,161
Obligation for purchased technology	-	116
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock	3	3
Additional paid-in capital	240,121	237,558
Accumulated deficit	(138,706)	(138,715)
Total shareholders’ equity	101,418	98,846
Total liabilities and shareholders’ equity	$132,323	$133,123

The accompanying notes are an integral part of these condensed financial statements

Greenway Medical Technologies, Inc.
Condensed Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2012	2011

Revenue:
System sales	$9,035	$6,648
Training and consulting services	6,863	6,603
Support services	10,292	7,056
Electronic data interchange and business services	6,584	5,343
Total revenue	32,774	25,650
Cost of revenue:
System sales	3,007	1,847
Training and consulting services	4,602	4,431
Support services	3,125	2,257
Electronic data interchange and business services	4,194	3,821
Total cost of revenue	14,928	12,356
Gross profit	17,846	13,294
Operating expenses:
Sales, general and administrative	13,324	10,678
Research and development	4,772	3,165
Total operating expenses	18,096	13,843
Operating income (loss)	(250)	(549)
Interest income, net	289	9
Other (expense), net	(24)	(38)
Income (loss) before provision for income taxes	15	(596)
Provision (benefit) for income taxes	7	(190)
Net income (loss)	8	(406)
Preferred stock dividends and accretion	-	(9,376)
Income (loss) available to common shareholders	$8	$(9,782)

Per share data:
Net income (loss) per share available to common shareholders:
Basic	$0.00	$(0.84)

Diluted	$0.00	$(0.84)

Weighted average number of common shares outstanding
Basic	29,295	11,686

Diluted	30,603	11,686

The accompanying notes are an integral part of these condensed financial statements

Greenway Medical Technologies, Inc.
Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$8		$(406)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on the sale of property and equipment	-		(2)
Net stock compensation expense	1,099		1,057
Deferred income tax provision (benefit)	-		(227)
Depreciation and amortization	1,784		460
Provision for bad debts	345		256
Changes in current assets and liabilities:
Accounts receivable	4,248		1,029
Inventory	(183)		(165)
Prepaids and other assets	(456)		(967)
Accounts payable and accrued liabilities	(3,940)		(593)
Deferred revenue	(542)		369
Net cash provided by operating activities	2,363		811
Cash flows from investing activities:
(Purchase) sale of short-term investments, net	(306)		2,706
Purchases of property and equipment	(1,252)		(769)
Capitalized software development cost	(2,856)		(3,041)
Net cash used in investing activities	(4,414)		(1,104)
Cash flows from financing activities:
Payments on obligation for acquired technology	(23)		(39)
Proceeds from exercise of stock options and warrants	1,464		161
Net cash provided by financing activities	1,441		122
Net decrease in cash and cash equivalents	(610)		(171)
Cash and cash equivalents at beginning of period	5,585		5,722
Cash and cash equivalents at end of period	$4,975		$5,551
Supplemental cash flow information:
Cash paid for interest	$5	$
Cash paid for taxes	$7		$75

The accompanying notes are an integral part of these condensed financial statements

Greenway Medical Technologies, Inc.
Notes to Condensed Financial Statements (Unaudited)

Note 1—Basis of Presentation and Description of Company
We prepared the accompanying interim condensed financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended September 30, 2012, are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2013. For more information regarding our results of operations and financial position, refer to the financial statements and footnotes included in our Form 10-K for our fiscal year ended June 30, 2012, on file with the Securities and Exchange Commission (“SEC”).

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

Note 2—Accounting Policies and New Accounting Standards
Our accounting policies are consistent with those described in our Significant Accounting Policies for our fiscal year ended June 30, 2012, in our Form 10-K filed with the SEC.

New Accounting Standards - In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements are expected to result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011. Adoption of these amendments did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. The amendments to the Codification in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011 ASU 2011-12 was issued to defer the effective date relating to these reclassification adjustments requirements. Other provisions of ASU 2011-05 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011. Adoption of these provisions did not have a material impact on the Company’s financial statements.

In September 2011, the FASB issued 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The Board decided to simplify how companies are required to test goodwill for impairment. Companies now have the option to first assess qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it will not have to perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of ASU 2011-08 did not have a material impact on our financial statements.

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under U.S. GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. Adoption of these provisions is not expected to have a material impact on the Company’s financial statements.

3 - Investments
Short-term investments consist of mutual funds, money market funds and U.S. agency and corporate bonds with original maturities greater than three months and remaining maturities of less than one year. Investments are also made in corporate bonds with original maturities of greater than one year but maximum remaining maturities of 18 months; these investments are also included in short-term investments since the Company’s intent is to convert them into cash as may be necessary to meet liquidity needs. At September 30, 2012, all of the Company’s investments were classified as available-for-sale and are reported at fair value with any changes in market value reported as a part of comprehensive income. As of September 30, 2012, gross accumulated unrealized gains and losses for these investments were not material. Fair value is based on the Level 1 or 2 criteria of the fair value hierarchy specified in ASC 820-10, Fair Value Measurements and Disclosures.

Investments at fair value consisted of the following:

	September 30,	June 30,
Available-for-sale securities (in thousands)	2012	2012
Mutual funds	$27,791	$26,875
U.S. agency bonds	1,825	2,071
Corporate bonds	-	359
Money market funds	40	45
Total	$29,656	$29,350

4 - Property and Equipment and Other Intangible Assets
Property and equipment consists of (in thousands):

	Estimated	September 30,	June 30,
	useful lives	2012	2012

Land	—	$1,172	$1,172
Building	39 years	4,433	4,433
Leasehold improvements	Lesser of lease term or 7 years	304	304
Equipment	3 years	1,390	1,390
Furniture and fixtures	5 years	3,410	3,366
Purchased software	3 years	3,133	3,056
Acquired technology	3 years	3,894	3,894
		17,736	17,615
Less - Accumulated depreciation		(7,235)	(6,509)
		10,501	11,106
Construction in progress		11,488	9,234
Total		$21,989	$20,340

Acquired Technology and Other Assets - In September 2010, the Company acquired certain technology and intellectual property in exchange for cash and 50,000 shares of common stock. The $600,000 cash portion of the purchase price is payable over three years in variable amounts based on sales of the Company’s product offering into which the technology is incorporated. The fair value of the aggregate consideration was estimated at $974,000 and allocated in its entirety to acquired technology estimated to have a useful life of three years. Amortization is charged to cost of goods sold and totaled $86,000 and $88,000 for the three months ended September 30, 2012 and 2011, respectively. The purchase agreement provided for a potential reduction of this cash portion of the purchase price when and if an initial public offering of the Company’s common stock were to be completed. Accordingly, in connection with our offering completed in February 2012, the carrying value of this obligation was reduced by approximately $100,000.

In October 2011, we acquired certain technology and other assets of Cy Solutions which we believe has facilitated our penetration of the Federally Qualified Health Center (FQHC) market. Total consideration was $4.0 million which includes approximately $1.0 million contingent on attainment of certain performance objectives. The estimated $954,000 fair value of the contingent consideration is included in other liabilities. Based on an independent valuation, the estimated value of total consideration was allocated to acquired intangibles and other assets as follows:

Assets Acquired	Estimated Fair Value (in thousands)	Estimated Useful Life

Developed Technology	$2,920	3 years

Customer Relationships	530	5 years

Non-competition Agreements	64	3-5 years

Goodwill	440	Indefinite

Total fair value of consideration	$3,954

Amortization of acquired technology is charged to cost of systems sold and totaled $243,000 for the three months ended September 30, 2012.  Amortization of other acquired intangibles totaled $31,000 for the three months ended September 30, 2012.  No amortization was recorded for acquired technology or other intangibles for the three months ended September 30, 2011.

Software Development Costs – We apply the provisions of ASC 985-20, Software, Costs of Computer Software to be Sold, Leased or Marketed, which requires the capitalization of costs incurred in connection with the research and development of new software products and enhancements to existing software products once technological feasibility is established.  Such costs are amortized on a straight-line basis over the estimated economic life of the related product, which is typically three years.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology.  Capitalized software development costs approximated $2.9 million and $3.0 million during the three months ended September 30, 2012 and 2011, respectively.  Amortization of capitalized software development costs approximated $1.0 million and $63,000, respectively, for the three months ended September 30, 2012 and 2011.

Construction of New Facilities and Real Estate Tax Incentive Transaction - In December 2011, we entered into a sale-leaseback transaction pursuant to which we sold certain land and a building under development as our new administrative headquarters located in Carrollton, Georgia. The transaction contemplates an ultimate total purchase price of approximately $12.0 million and in December, approximately $1.0 million already incurred for the project, was received in cash and was simultaneously invested and is subject to an Industrial Revenue Bonds (IRB’s) financing agreement. As development of the project progresses, the balance of approximately $11.0 million contemplated under this agreement will be paid from our resources, then sold and proceeds reinvested in in a similar fashion. This agreement is intended to permit counties to attract business investment by offering property tax incentives. In accordance with Georgia law, we entered into this sale-leaseback agreement with Carroll County (the “County”) and acquired an Industrial Development Revenue Bond. The arrangement is structured so that our lease payments to the County equal and offset the County’s bond payments to the Company. The Bond is non-recourse to the County, our lease payments are pledged to secure repayment of the Bond, and the lease and bond provide for the legal right of offset. Consequently, the investment and lease obligation related to this arrangement have been offset in our balance sheet. The agreement has a maximum expiration date of 2021. If we had not entered into this transaction, property tax payments would have been higher. We can reacquire such property and terminate the agreement at a nominal price of $10. The subject property is included in property and equipment - construction in progress in our balance sheet as of September 30, 2012.

5 - Transactions with Related Parties
Effective July 1, 2000, the Company entered into an agreement to lease the corporate office from Green Family Real Estate, LLC, an entity controlled by the Company’s Chairman, for approximately $20,000 per month, plus annual adjustments for inflation, until June 30, 2015 (see Note 11).

In 2000, the Company entered into an agreement to rent on an hourly basis an airplane from Greenway Air, LLC, an entity controlled by the Company’s Chairman. Expenses incurred related to this agreement were approximately $18,000 and $5,000 for the three months ended September 30, 2012 and 2011, respectively.  In March 2002, the Company purchased a 1% interest in Greenway Air, LLC, for $12,500 and in September 2012 paid $427,000 to purchase an additional 15.75% interest. This investment is recorded at cost in the accompanying balance sheets.

The Company has considered applicable guidance regarding variable interest entities and has determined that neither of these arrangements is such an entity.

The Company has two institutional shareholders who, as of September 30, 2012, collectively owned approximately 44% (25% for one investor and 19% for the other) of the Company’s common stock. One representative of each of these institutional shareholders sits on the Company’s Board of Directors. Given this substantial ownership position, these shareholders are able individually, and collectively, to exercise substantial influence over the affairs of the Company.

6 - Credit Facility
In March 2011, the Company closed on a new loan agreement with a two-year term. This facility provides financing up to $5.0 million, based on eligible receivables, with interest at LIBOR plus 275 basis points, is secured by a pledge of the Company’s assets and contains customary provisions regarding covenants including a prohibition on payment of cash dividends. There were no amounts outstanding on the credit facility at September 30, 2012, and the full amount of the facility was available.

7 - Shareholders’ Equity
On February 1, 2012, our registration statement on Form S-1 (No. 333-175619) was declared effective, and on February 7, 2012, we consummated the IPO consisting of the sale of 7,666,667 shares of our common stock at a price of $10.00 per share, including 6,388,833 shares (including the underwriters’ exercise of their over-allotment option to purchase an addition 1,000,000 shares) issued and sold by us.  Following the sale of the shares in connection with the closing of the IPO, the offering terminated. As a result of the offering, including the underwriters’ over-allotment option, we received total net proceeds of approximately $56.4 million, after deducting total expenses of $7.5 million, consisting of underwriting discounts and commissions of $4.5 million and offering-related expenses of approximately $3.0 million.

We used a portion of the net proceeds from the IPO to pay $23.3 million cash to holders of our outstanding preferred stock concurrently with the conversion of such shares into shares of common stock in connection with the closing of the IPO. Certain holders of our outstanding preferred stock who received cash payments included certain executive officers and directors. We intend to use the remaining proceeds to finance the construction of new facilities to accommodate the growth of our business (approximately $12.0 million), as well as for working capital and general corporate purposes, which may include financing our growth, developing new technology solutions and services, and funding capital expenditures, acquisitions and investments. The Company currently does not have any pending material acquisitions. We did not receive any proceeds from the sale of shares by the selling stockholders. There has been no material change in the use of proceeds from the IPO as described in the Prospectus under “Use of Proceeds”.

As indicated above, in connection with the IPO all of the convertible preferred stock outstanding automatically converted into shares of common stock. Concurrent with the IPO, the Company increased the authorized common stock and modified the par value to $0.0001 per share.

Stock authorized, issued and outstanding, after effect of the foregoing, is summarized (in thousands) as follows:

	September 30, 2012		June 30, 2012
	Common Stock	Preferred	Common Stock	Preferred

Authorized	80,000	20,000	80,000	20,000
Issued	29,420	-	29,122	-
Outstanding	29,420	-	29,122	-

Stock Options - On November 16, 2011, we adopted, and on December 16, 2011, we received shareholder approval of the Greenway Medical Technologies, Inc. 2011 Stock Plan (the “2011 Plan”) which provides for issuance of equity awards for up to 3.0 million shares of our common stock. Effective with the completion of our IPO, equity awards will occur only under the 2011 Plan. For the three months ended September 30, 2012 and 2011, respectively, options for 884,900 and 296,151 shares of our common stock were granted under our applicable plans. We also have options granted, fully-vested and outstanding under our 1999 and 2004 Stock Plan. At September 30, 2012, approximately 4.0 million options were outstanding; no further grants will be made under either of these prior plans. We expense stock compensation costs in the cost of sales and selling, general and administrative expense line items of our Condensed Statements of Operations over the vesting periods of each grant. For each of the three months ended September 30, 2012 and 2011 we expensed $1.1 million in connection with outstanding option awards. As of September 30, 2012, there was $13.5 million of total unrecognized compensation cost related to non-vested awards granted under the various Plans. This cost is expected to be recognized over a period of 2.2 years.

8 - Fair Value of Financial Instruments
The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values, principally because of the short-term maturities of these instruments. As provided by their terms, the Company’s Series A and Series B Convertible Preferred Stock issuances were carried at estimated fair value based on the greater of a) liquidation preference including accrued dividends or b) fair value of these instruments largely based on independent appraisals.

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

The Company’s financial instruments measured at fair value as of September 30, 2012, and June 30, 2012, consisted of (in thousands):

	Balance Sheet	Fair Value Hierarchy Category
	Classification	Level 1	Level 2	Level 3
At September30, 2012:
Available-for-sale equity securities	Short-term investments	$40	$29,616	—

At June 30, 2012:
Available-for-sale equity securities	Short-term investments	$45	$29,305	—

9 - Income Taxes
As of September 30, 2012, the Company had gross net operating losses (NOLs) of approximately $73 million. These NOLs will be available to offset any future taxable income and will begin to expire in 2021. The Company has also generated research credit carryforwards of approximately $3.3 million. For the three months ended September 30, 2012 and 2011, the effective rate was 47% and (32%), respectively. The effective tax rate for these periods reflects the effect of miscellaneous payments to various state jurisdictions which were expensed during the periods.

As of September 30, 2012, the Company had no unrecognized tax benefits. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. The Company had no interest or penalties related to unrecognized tax benefits accrued as of September 30, 2012. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase within the next 12 months. However, net operating loss and research credit carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities.

10 - Net Income (Loss) Per Share Available to Common Shareholders
Basic earnings per share available to common shareholders is computed by dividing income (loss) available to common shareholders by the sum of the weighted average number of common shares outstanding during the period. Income (loss) available to common shareholders reflects accretion of preferred stock dividends, preferred stock issue cost and adjustment to recognize the estimated fair value of the put feature ascribed to these securities (Notes 7 and 8). Diluted income per share gives effect to all potentially dilutive common share equivalents outstanding during the period. Such potentially dilutive common share equivalents included Series A and B Preferred Stock fully converted into common shares as of September 30, 2012, but convertible into 8.8 million shares of common for the three months ended September 30, 2011; outstanding warrants exercisable for common shares totaling 121,000 at September 30, 2012, and 293,000 at September 30, 2011; and stock options outstanding for 1.3 and 1.6 million shares of common for the three months ended September 30, 2012 and 2011, respectively. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method. The computation of diluted income (loss) per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings. In as much as inclusion of any or all of the potentially dilutive common share equivalents is anti-dilutive for the three months ended September 30, 2011; presentation of (loss) per share available to common shareholders — basic and diluted are the same for this period.

11 - Leases and Other Commitments
As discussed in Note 5, the Company leases office space from related parties under operating leases through 2015. Rental expense for all building and equipment leases totaled approximately $407,000 and $211,000 for the three months ended September 30, 2012 and 2011, respectively.  The Company has entered into contracts for development of new facilities to accommodate its growth. The project is expected to be completed by the end of fiscal 2013 and is estimated to cost approximately $12.0 million, which will be funded from existing resources and available credit.

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

Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on September 24, 2012.  Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations.  All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Business overview

We are a leading provider of integrated information technology solutions and managed business services to ambulatory healthcare providers throughout the United States. At the core of our suite of solutions and services is PrimeSUITE, our award-winning, fully-integrated EHR, PM and interoperability solution. PrimeSUITE integrates clinical, financial and administrative data in a single database to enable comprehensive views of patient records and efficient workflow throughout each patient encounter, reduce clinical and administrative errors, and allow for the seamless exchange of data between our customers and the broader healthcare community. We augment our solutions by offering managed business services such as clinically-driven revenue cycle and EHR-enabled research services. By integrating clinical, financial and administrative data processes, our solutions and services allow providers to deliver advanced care and improve their efficiency and profitability.

Our technology solutions and services are designed to address the needs of providers in all ambulatory settings: independent physician practices, group practices, hospital-affiliated and hospital-owned clinics and practices, retail clinics, employer clinics, university and academic centers, federally-qualified health centers (“FQHCs”), community health centers (“CHCs”), accountable care communities (“ACCs”) and accountable care organizations (“ACOs”), and integrated delivery networks (“IDNs”). Our single database technology platform, which reflects over 13 years of development, is scalable to serve the needs of ambulatory providers of any size. As providers’ needs evolve, our platform allows for the efficient development and integration of new solutions, which we refer to as our innovation platform. Our solutions are available on either a cloud-based or premise-based model.

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

Sales, General and Administrative Expenses

Sales, general and administrative (“SG&A”) expenses consist primarily of compensation (including stock-based compensation) and benefits, commissions, travel, professional fees, advertising and other administrative and general expenses, including depreciation and amortization of equipment and leasehold improvements, for the Company’s sales and marketing functions; executive offices, administration, human resources, corporate information technology support, legal, finance and accounting, and other corporate services. We intend to invest in our infrastructure as appropriate to expand our market share and accommodate our growing customer base. We expect to incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs and compliance costs under the Sarbanes-Oxley Act and the requirements of our listing exchange. As a result, we expect SG&A expenses to increase as we grow, but remain relatively constant as a percentage of revenue and ultimately decline as we achieve leverage from our infrastructure investments.

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

Results of Operations

The following table sets forth revenue and cost of revenue by category for the three and nine months ended September 30, 2012, as compared to the comparable periods of the prior year:

	Three Months Ended September 30,				Change
	2012		2011		Increase (Decrease)
	Amount (000’s)	Percentage	Amount (000’s)	Percentage	Amount (000’s)	Percentage
Revenue:
System sales	$9,035	28%	$6,648	26%	$2,387	36%
Training and consulting services	6,863	21%	6,603	26%	260	4%
Support services	10,292	31%	7,056	27%	3,236	46%
Electronic data interchange and business services	6,584	20%	5,343	21%	1,241	23%
Total revenue	32,774	100%	25,650	100%	7,124	28%
Cost of revenue:
System sales	3,007	33%	1,847	28%	1,160	63%
Training and consulting services	4,602	67%	4,431	67%	171	4%
Support services	3,125	30%	2,257	32%	868	38%
Electronic data interchange and business services	4,194	64%	3,821	72%	373	10%
Total cost of revenue	14,928	46%	12,356	48%	2,572	21%

            Revenue. Total revenue was $32.8 million for the three months ended September 30, 2012, compared to $25.7 million for the three months ended September 30, 2011, an increase of $7.1 million or 28%. Systems sales grew by 36% and accounted for $2.4 million or 34% of total revenue growth during the period. Training and consulting services grew by 4% and accounted for $260,000 or 4% of total revenue growth during the period. Support services and electronic data interchange and business services grew 46% and 23%, respectively, during the period, accounting for the remaining 62% of growth in total revenue.

 Systems sales, including training and consulting services, are one-time in nature and the substantial growth is attributable to our increased share in a growing market and is reflective of an increase in both the number and size of transactions completed in the current quarter and the year to date. The current quarter compared with the preceding quarter reflects the impact of some seasonality regarding purchasing patterns of customers that is typically experienced in our first fiscal quarter. Support services, electronic data interchange and business services are recurring and growth in this revenue is largely attributable to our growing customer base. Our ability to sell additional products and services to our existing customer base also benefitted revenue growth in the three months ended September 30, 2012, compared to the same period of the prior year.

Cost of Revenue. Total cost of revenue was $14.9 million for the three months ended September 30, 2012, compared to $12.4 million for the three months ended September 30, 2011, an increase of $2.6 million or 21%. Cost of systems sales increased by 63% and accounted for $1.2 million or 45% of the total increase in cost of revenue during the period. Cost of training and consulting services increased by 4% and accounted for $171,000 or 7% of the total increase in cost of revenue during the period. Cost of support services and electronic data interchange and business services increased 38% and 10%, respectively, during the period, accounting for the remaining 48% of the increase in total cost of revenue. On an overall basis, gross profit margins were 54% for the three months ended September 30, 2012, as compared to 52% for the same period of the prior year. This improvement in the quarter is a combination of factors; margins improved due to sales mix with higher-margin systems sales and support services revenue contributing almost 79% of the total increase in revenue for the period. Benefits were also attained by the improved margin profiles of support services and electronic data interchange and business services. Improved support services margins are attributable to customers’ adoption of higher-margin innovations and to improvements in margin profiles of various services that involve third parties. These beneficial effects were partly offset by $1.2 million in increased amortization of software development costs and recently-acquired technology.

Sales, General and Administrative. Total SG&A expenses were $13.3 million for the three months ended September 30, 2012, compared to $10.7 million for the three months ended September 30, 2011, an increase of $2.6 million or 25%. Growth in SG&A is largely a result of the required infrastructure to support the overall growth in the business. We have increased headcount and related costs and other investments in sales, marketing and advertising which we believe positions us to capture increased market share in what we believe will be an expanding market over the next several years. Additionally, implementation of our long-term equity incentive plan increased stock-based compensation $629,000 for the three months ended September 30, 2012 as compared to the year-ago period. Further, growth in our headcount and professional services related to implementation of a new suite of business tools has increased SG&A costs for subscription to these services. As a percentage of revenue, SG&A was 41% for the three months ended September 30, 2012, compared to 42% for the three months ended September 30, 2011. As indicated by this comparison, we believe that investments in our growth and related infrastructure can be leveraged to maintain our sales growth in future years without a proportionate increase in cost.

Research and Development Expenses. Research and development expenses were $4.8 million for the three months ended September 30, 2012, compared to $3.2 million for the three months ended September 30, 2011, an increase of $1.6 million or 51%. The increases are largely related to compensation, benefits and related costs for additional headcount and to increased professional fees for projects outsourced to third parties, offset in part by a reduction in stock-based compensation costs. Our innovation platform requires continuing investment in research and development, which evolves to meet the needs of our customers, our market and industry regulators. In addition to research and development to support our innovation platform, we develop new products and enhance functionality of existing products. These application development costs are capitalized once technological feasibility is attained and capitalization ceases once the technology is available for market. Capitalized software development costs were approximately $2.9 million and $3.0 million for the three months ended September 30, 2012 and 2011, respectively. Amortization of capitalized software development costs totaled approximately $1.0 million and $63,000 for the three months ended September 30, 2012 and 2011, respectively.

        Interest and Other Expenses. Interest income, net of interest expense, was approximately $289,000 for the three months ended September 30, 2012, compared to net interest expense of $(9,000) for the three months ended September 30, 2011.  The change in net interest is related principally to funds available to invest, which increased substantially in February 2012 when net proceeds of our IPO were received. Investment yields owing to market conditions have been flat to declining from 2011.

Other income (expense) net, principally bank fees, was approximately $(24,000) and $(38,000) for the three months ended September 30, 2012 and 2011, respectively.

       Income Taxes. The Company has available net operating losses and credits for research and development to offset taxable income and tax expense. These and other temporary differences result in net deferred tax assets. The tax provision for the current quarter and the tax benefit for the 2011 quarter are effective tax rates of 47% and 32%, respectively, which reflect expensing payments made to various state jurisdictions for prior periods.

Liquidity and Capital Resources

Our principal capital requirements are to fund operations. We have typically funded our capital needs from operating cash flow augmented by proceeds from the exercise of warrants in connection with the 2009 completion of a tender offer made by our institutional investors and the recently completed initial public offering of our common stock. We also repaid all outstanding indebtedness and, in March 2011, entered into a new loan agreement with Bank of America, N.A. This facility provides financing up to $5.0 million (based on eligible receivables) with interest at LIBOR plus 275 basis points, is secured by a pledge of the Company’s assets and contains customary provisions regarding covenants. The financial covenants require us to maintain a leverage ratio not exceeding 2:1 and an EBITDA to interest expense ratio of at least 3:1. At September 30, 2012, we were in compliance with these covenants and there were no amounts outstanding on the credit facility.

We are not a capital-intensive business. Our capital expenditures heretofore have comprised technology, fixtures and equipment to accommodate our growth and we acquired and renovated a building placed into service in 2011. Additionally, we capitalize the application development costs for new technology and enhancements to our innovation platform. Funding for all of these expenditures came from existing resources. We are completing construction of new facilities to accommodate the growth of our business. We estimate this facility will cost approximately $12.0 million and will be completed by the end of fiscal 2013. We believe that our current cash, short-term investments and funds available under our credit facility or, if required, other financing combined with our anticipated cash flow from operations and the proceeds of our recently-completed initial public offering will be sufficient to meet our working capital and capital expenditure needs for the next 12 months and for a reasonable period thereafter.

Cash Flow Summary

Cash and cash equivalents were $5.0 million at September 30, 2012, as compared with $5.6 million at June 30, 2012. As of September 30, 2012, and June 30, 2012, we also had $29.7 and $29.4 million, respectively, in short-term investments classified as available for sale.

Operating Activities

Cash provided by operating activities was $2.4 million for the three months ended September 30, 2012, comprised primarily of net stock compensation expense of $1.1 million, depreciation and amortization of $1.8 million and provision for bad debts of $345,000 combined with net income of $8,000. Net changes in working capital required $873,000 cash from operations, attributable principally to a $4.2 million decrease in accounts receivable offset by a $3.9 million decrease in accounts payable and accrued liabilities, a $542,000 decrease in deferred revenue, and increases in inventory, prepaids and other assets of $639,000.

Cash provided by operating activities was $811,000 for the three months ended September 30, 2011, comprised primarily of $406,000 net loss and a $227,000 deferred tax benefit offset by $1.1 million net stock compensation expense, $460,000 depreciation and amortization and $256,000 provision for bad debts. Net changes in working capital required $327,000 from cash provided by operating activities including $1.1 million from increased inventory, prepaids and other assets, $593,000 million decreased accounts payable and accrued liabilities offset by $1.0 million in decreased accounts receivables and $369,000 in decreased deferred revenue.

Investing Activities

As of September 30, 2012, we had net short-term investments of $29.7 million. Our policy is to invest only in fixed income instruments denominated and payable in U.S. dollars, including obligations of the U.S. government and its agencies, money market instruments, commercial paper, certificates of deposit, bankers’ acceptances, corporate bonds of U.S. companies, municipal securities and asset backed securities. We do not invest in auction rate securities, futures contracts, or hedging instruments. Securities of a single issuer valued at cost at the time of purchase should not exceed 10% of the market value of the portfolio but securities issued by the U.S. Treasury and U.S. government agencies are specifically exempted from these restrictions. The final maturity of each security within the portfolio should not exceed 24 months.

For the three months ended September 30, 2012, we used $4.4 million of cash for investing activities consisting of $306,000 in net purchases of short-term investments, $1.3 million for purchases of property and equipment including in-progress construction of our new facilities, and $2.9 million for capitalized software development of our innovation platform.

Net cash used in investing activities for the three months ended September 30, 2011, was $1.1 million including $769,000 for purchases of property and equipment and $3.0 million for capitalized software development offset by net $2.7 million net sales of short-term investments.

Financing Activities

For the three months ended September 30, 2012, we had cash provided from financing activities of $1.4 million principally proceeds from exercise of options and warrants. For the three months ended September 30, 2011, we paid $39,000 on obligation for acquired technology and had net proceeds of $161,000 from exercise of options and warrants.

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

The detailed Significant Accounting Policies are included in Note 2 to the Audited Financial Statements for the fiscal year ended June 30, 2012 included in our Annual Report on Form 10-K, and there have been no changes in those policies since that filing.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

ITEM 1A	RISK FACTORS.

There have been no material changes in the risks facing the Company as described in the Company's Annual Report on Form 10-K for the year  ended June  30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

As previously disclosed, we are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”.  We have decided to take advantage of certain of those exemptions including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes−Oxley Act of 2002 and exemptions from the requirements of holding a non−binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  Management will be required to provide its assessment of the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ended June 30, 2013. In addition, we will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company”.

ITEM 6.	EXHIBITS

Exhibit 10.1*	Form of 2013 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 28, 2012)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive Data File**
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

November 9, 2012	GREENWAY MEDICAL TECHNOLOGIES, INC.

	By:	/s/ Wyche T. Green, III
Wyche T. Green, III President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James A. Cochran
James A. Cochran Chief Financial Officer (Principal Financial and Accounting Officer)