Form 10-Q
period 2012-12-31
GREENWAY MEDICAL TECHNOLOGIES INC
filed 2013-02-14
CIK 1080747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-35413

GREENWAY MEDICAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2412516
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
100 Greenway Boulevard Carrollton, GA	30117
(Address of Principal Executive Offices)	(Zip Code)

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

There were 29,672,828 shares of the registrant’s common stock outstanding as of February 12, 2012.

GREENWAY MEDICAL TECHNOLOGIES, INC.

FORM 10-Q

For The Quarterly Period Ended December 31, 2012

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Greenway Medical Technologies, Inc.
Condensed Balance Sheets
(Amounts in thousands)
(Unaudited)

	December 31,	June 30,
	2012	2012
Assets

Current assets:

Cash and cash equivalents	$8,217	$5,585
Short-term investments	19,161	29,350
Accounts receivable, net of $763 and $720 allowance for doubtful accounts at December 31, 2012 and June 30, 2012, respectively	22,634	28,875
Inventory	283	281
Prepaids and other current assets	2,387	3,001
Deferred tax assets	1,679	1,699
Total current assets	54,361	68,791

Property and equipment, net	29,334	20,340
Software development cost, net	21,543	17,156
Acquired intangibles, net	2,092	510
Deferred tax assets - noncurrent	26,697	25,846
Goodwill	1,438	440
Other assets	467	40
Total assets	$135,932	$133,123

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$12,829	$12,436
Accrued liabilities	10,372	9,533
Deferred revenue	10,121	12,192
Total current liabilities	33,322	34,161

Obligation for purchased technology	–	116
Commitments and contingencies (Note 11)

Shareholders’ equity:

Common stock	3	3
Additional paid-in capital	242,299	237,558
Accumulated deficit	(139,692)	(138,715)
Total shareholders’ equity	102,610	98,846
Total liabilities and shareholders’ equity	$135,932	$133,123

The accompanying notes are an integral part of these condensed financial statements

Greenway Medical Technologies, Inc.
Condensed Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Revenue:

System sales	$10,638	$9,205	$19,673	$15,854
Training and consulting services	4,107	6,301	10,970	12,904
Support services	11,059	7,710	21,351	14,767
Electronic data interchange and business services	6,917	5,906	13,501	11,248
Total revenue	32,721	29,122	65,495	54,773

Cost of revenue:

System sales	4,415	2,761	7,422	4,608
Training and consulting services	3,312	4,560	7,914	8,992
Support services	3,189	2,672	6,314	4,929
Electronic data interchange and business services	4,399	4,153	8,593	7,975
Total cost of revenue	15,315	14,146	30,243	26,504
Gross profit	17,406	14,976	35,252	28,269

Operating expenses:

Sales, general and administrative	14,749	11,482	28,073	22,160
Research and development	4,440	3,844	9,212	7,008
Total operating expenses	19,189	15,326	37,285	29,168
Operating income loss	(1,783)	(350)	(2,033)	(899)
Interest income (expense), net	(16)	-	273	(8)
Other expense, net	(17)	(48)	(41)	(87)
Loss before benefit for income taxes	(1,816)	(398)	(1,801)	(994)
Benefit for income taxes	(831)	(130)	(824)	(320)
Net loss	(985)	(268)	(977)	(674)
Preferred stock dividends and change in fair value	-	37,772	-	28,395
Income (loss) available to common shareholders	$(985)	$37,504	$(977)	$27,721

Per share data:

Net income (loss) per share available to common shareholders:
Basic	$(.03)	$3.19	$(.03)	$2.37
Diluted	$(.03)	$1.70	$(.03)	$1.26
Weighted average number of common shares outstanding
Basic	29,576	11,740	29,435	11,713
Diluted	30,905	22,044	30,670	21,984
Pro forma net loss per share:
Basic and diluted (unaudited)		$(0.01)		$(0.03)
Pro forma weighted average number of common shares outstanding:
Basic and diluted (unaudited)		20,582		20,555

The accompanying notes are an integral part of these condensed financial statements

Greenway Medical Technologies, Inc.
Condensed Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(977)	(674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net stock compensation expense	2,147	1,487
Deferred income tax benefit	(831)	(377)
Depreciation and amortization	3,692	1,609
Provision for bad debts	951	570
Changes in current assets and liabilities:
Accounts receivable	5,359	1,432
Inventory	(2)	(273)
Prepaids and other current assets	187	(945)
Accounts payable and accrued liabilities	(2,428)	497
Deferred revenue	(2,071)	480
Net cash provided by operating activities	6,027	3,806
Cash flows from investing activities:
Sales of short-term investments	10,189	5,689
Purchases of property and equipment	(5,837)	(2,953)
Acquisition of business and developed technology	(2,875)	(3,000)
Capitalized software development cost	(6,420)	(5,838)
Net cash used in investing activities	(4,943)	(6,102)
Cash flows from financing activities:
Payments on obligation for acquired technology	(46)	(77)
Proceeds from exercise of stock options and warrants, net of issuance costs	2,594	199
Contingent consideration paid for prior acquisition	(1,000)	-
Net cash provided by financing activities	1,548	122
Net increase (decrease) in cash and cash equivalents	2,632	(2,174)
Cash and cash equivalents at beginning of period	5,585	5,722
Cash and cash equivalents at end of period	$8,217	$3,548
Supplemental cash flow information:
Cash paid for interest	$35	$3
Cash paid for taxes	$122	$58
Non-cash investing and financing activities:
Future obligations for acquisition of business and developed technology	$3,875	$-
Common stock and obligations for future payments at fair value, given in exchange for acquisition of technology	$-	$954

The accompanying notes are an integral part of these condensed financial statements

Greenway Medical Technologies, Inc.
Notes to Condensed Financial Statements (Unaudited)

Note 1—Basis of Presentation and Description of Company
We prepared the accompanying interim condensed financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and six months ended December 31, 2012, are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2013. For more information regarding our results of operations and financial position, refer to the financial statements and footnotes included in our Form 10-K for our fiscal year ended June 30, 2012, on file with the Securities and Exchange Commission (“SEC”).

As appropriate to the context, “Greenway”, the “Company”, and “we”, “us” and “our” are used interchangeably to refer to Greenway Medical Technologies, Inc., originally incorporated in Georgia in 1998. In connection with our recently completed initial public offering (“IPO”), we reincorporated in Delaware on February 7, 2012. We deliver software and business services solutions through our integrated PrimeSUITE® platform to ambulatory providers throughout the United States.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. The amendments to the Codification in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011 ASU 2011-12 was issued to defer the effective date relating to these reclassification adjustment requirements. Other provisions of ASU 2011-05 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011. Adoption of these provisions did not have a material impact on the Company’s financial statements.

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

3 - Investments
Short-term investments consist of mutual funds, money market funds and U.S. agency and corporate bonds with original maturities greater than three months and remaining maturities of less than one year. Investments are also made in corporate bonds with original maturities of greater than one year but maximum remaining maturities of 18 months; these investments are also included in short-term investments since the Company’s intent is to convert them into cash as may be necessary to meet liquidity needs. At December 31, 2012, all of the Company’s investments were classified as available-for-sale and are reported at fair value with any changes in market value reported as a part of comprehensive income. As of December 31, 2012, gross accumulated unrealized gains and losses for these investments were not material. Fair value is based on the Level 1 or 2 criteria of the fair value hierarchy specified in ASC 820-10, Fair Value Measurements and Disclosures.

Investments at fair value consisted of the following:

	December 31,	June 30,
Available-for-sale securities (in thousands)	2012	2012
Mutual funds	$17,298	$26,875
U.S. agency bonds	-	2,071
Corporate bonds	830	359
Money market funds	1,033	45
Total	$19,161	$29,350

4 - Property and Equipment and Other Intangible Assets
Property and equipment consists of (in thousands):

	Estimated	December 31,	June 30,
	useful lives	2012	2012

Land	—	$1,172	$1,172
Building	39 years	4,433	4,433
Leasehold improvements	Lesser of lease term or 7 years	304	304
Furniture, fixtures and equipment	3-5 years	5,215	4,756
Purchased software	3 years	4,727	3,056
Acquired technology	3 years	7,581	3,894
		$23,432	17,615
Less - Accumulated depreciation		(8,162)	(6,509)
		15,270	11,106
Construction in progress		14,064	9,234
Total		$29,334	$20,340

Construction of New Facilities and Real Estate Tax Incentive Transaction - In December 2011, we entered into a sale-leaseback transaction pursuant to which we sold certain land and a building under development as our new administrative headquarters located in Carrollton, Georgia. The transaction contemplated a total purchase price of approximately $12.0 million. As of December 31, 2012, approximately $11.6 had been received in cash and simultaneously invested and is subject to an Industrial Revenue Bond  financing agreement. The remaining balance of approximately $400,000 contemplated under this agreement will be paid from our resources and the Company has until December 2013 to finalize this balance in a similar fashion. This agreement is intended to permit counties to attract business investment by offering property tax incentives. In accordance with Georgia law, we entered into this sale-leaseback agreement with Carroll County (the “County”) and acquired Industrial Development Revenue Bonds. The arrangement is structured so that our lease payments to the County equal and offset the County’s bond payments to the Company. The Bonds are non-recourse to the County, our lease payments are pledged to secure repayment of the Bonds, and the lease and bond agreements provide for the legal right of offset. Consequently, the investment and lease obligation related to this arrangement have been offset in our balance sheet. The agreement has a maximum expiration date of 2021. If we had not entered into this transaction, property tax payments would have been higher. We can reacquire such property and terminate the agreement at a nominal price of $10.

The subject property is substantially complete and is included in property and equipment - construction in progress in our balance sheet as of December 31, 2012. Cost incurred to date is approximately $12.6 million. The building has a 40-year estimated life and depreciation is expected to commence in the quarter ending March 31, 2013.

Software Development Costs – We apply the provisions of ASC 985-20, Software, Costs of Computer Software to be Sold, Leased or Marketed, which requires the capitalization of costs incurred in connection with the research and development of new software products and enhancements to existing software products once technological feasibility is established.  Such costs are amortized on a straight-line basis over the estimated economic life of the related product, which is typically three years.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology.  Capitalized software development costs approximated $3.6 million and $6.4 million during the three and six months ended December 31, 2012 and $2.8 million and $5.8 million during the three and six months ended December 31, 2011, respectively.  Amortization of capitalized software development costs approximated $1.0 million and $2.0 million for the three and six months ended December 31, 2012 and $496,000 and $558,000 for the three and six months ended December 31, 2011.

Acquired Technology and Other Assets - In September 2010, the Company acquired certain technology and intellectual property valued at $974,000 in exchange for cash and 50,000 shares of common stock. The acquired technology has an estimated useful life of three years. Amortization is charged to cost of system sales and totaled $86,000 and $172,000 for the three and six months ended December 31, 2012 and $88,000 and $176,000 for the three and six months ended December 31, 2011, respectively. The purchase agreement provided for a potential reduction of the cash portion of the purchase price when and if an IPO of the Company’s common stock were to be completed. Accordingly, in connection with our offering completed in February 2012, the carrying value of this obligation was reduced by approximately $100,000.

In October 2011, we acquired certain technology and other assets of CySolutions which we believe has facilitated our penetration of the Federally Qualified Health Center (FQHC) market. Total consideration was $4.0 million which includes approximately $1.0 million contingent on attainment of certain performance objectives. These objectives were attained in October 2012 and the contingent consideration paid at that time. Based on an independent valuation, the estimated fair value of total consideration was allocated to acquired intangibles and other assets as follows:

Assets Acquired	Estimated Fair Value (in thousands)	Estimated Useful Life

Developed Technology	$2,920	3 years

Customer Relationships	530	5 years

Non-competition Agreements	64	3-5 years

Goodwill	440	Indefinite

Total fair value of consideration	$3,954

Amortization of acquired technology is charged to cost of systems sold and totaled $243,000 and $487,000 for the three and six months ended December 31, 2012 and $162,000 for the three and six months ended December 31, 2011.

In November 2012, we acquired, via a perpetual source code license agreement, certain technology valued at $1.3 million. The consideration was payable in cash $375,000 of which is payable at the earlier of March 2013 or acceptance as defined in the agreement. This technology provides certain analytics functionality in our application and has an estimated useful life of 3 years. Amortization is charged to cost of systems sales and totaled $35,000 for the three and six months ended December 31, 2012.

On December 31, 2012, we effected the acquisition of the assets of GHN-Online, Inc. (“GHN”) in exchange for cash consideration totaling $5.5 million. Of this amount $2 million was paid at closing and the remainder was paid subsequent to December 31. GHN provides clearinghouse and revenue cycle services to healthcare providers and we believe the technology acquired will enable us to offer better solutions to connect our customers with their payers for the purposes of improving their revenue cycle management processes and outcomes. Pending completion of a valuation of the identifiable intangibles, the consideration of $5.5 million is allocated, preliminarily, to the following assets:

Assets Acquired	Estimated Fair Value (in thousands)	Estimated Useful Life

Net Working Capital	$70	N/A

Property and Equipment	352	3 years

Developed Technology	2,437	3 years

Customer Relationships	1,057	9 years

Non-competition Agreements	200	3-5 years

Trademarks	386	10 years

Goodwill	998	Indefinite

Total fair value of consideration	$5,500

The expected benefits of the synergies described above give rise to the fair value assigned to goodwill.

5 - Transactions with Related Parties
Effective July 1, 2000, the Company entered into an agreement to lease the corporate office from Green Family Real Estate, LLC, an entity controlled by the Company’s Chairman, for approximately $20,000 per month, plus annual adjustments for inflation, until June 30, 2015 (see Note 11).

In 2000, the Company entered into an agreement to rent on an hourly basis an airplane from Greenway Air, LLC, an entity controlled by the Company’s Chairman. Expenses incurred related to this agreement were approximately $45,000 and $64,000 for the three and six months ended December 31, 2012 and $20,000 and $25,000 for the three and six months ended December 31, 2011.  In March 2002, the Company purchased a 1% interest in Greenway Air, LLC, for $12,500 and in September 2012 paid $427,000 to purchase an additional 15.75% interest. This investment is recorded at cost in the accompanying balance sheets.

The Company has considered applicable guidance regarding variable interest entities and has determined that neither of these arrangements is such an entity.

The Company has two institutional shareholders who, as of December 31, 2012, collectively owned approximately 42% (24% for one investor and 18% for the other) of the Company’s common stock. One representative of each of these institutional shareholders sits on the Company’s Board of Directors. Given this substantial ownership position, these shareholders are able individually, and collectively, to exercise substantial influence over the affairs of the Company.

6 - Credit Facility
The Company’s facility provides financing up to $5.0 million, based on eligible receivables, with interest at LIBOR plus 275 basis points, is secured by a pledge of the Company’s assets and contains customary provisions regarding covenants including a prohibition on payment of cash dividends. There were no amounts outstanding on the credit facility at December 31, 2012, and the full amount of the facility was available. This facility expires in March 2013 and  the Company is currently in discussions for a new facility.

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

We used a portion of the net proceeds from the IPO to pay $23.3 million cash to holders of our outstanding preferred stock concurrently with the conversion of such shares into shares of common stock in connection with the closing of the IPO. Certain holders of our outstanding preferred stock who received cash payments included certain executive officers and directors. We used approximately $12.0 million of proceeds to finance the construction of new facilities to accommodate the growth of our business and through December 31, 2012, have used approximately $3.9 million in connection with acquisitions. We intend to use the remaining proceeds for working capital and general corporate purposes, which may include financing our growth, developing new technology solutions and services, and funding capital expenditures, acquisitions and investments. The Company currently does not have any pending material acquisitions. We did not receive any proceeds from the sale of shares by the selling stockholders. There has been no material change in the use of proceeds from the IPO as described in the Prospectus under “Use of Proceeds”.

As indicated above, in connection with the IPO all of the convertible preferred stock outstanding automatically converted into shares of common stock. Concurrent with the IPO, the Company increased the authorized common stock and modified the par value to $0.0001 per share.

Stock authorized, issued and outstanding, after effect of the foregoing, is summarized (in thousands) as follows:

	December 31, 2012		June 30, 2012
	Common Stock	Preferred	Common Stock	Preferred

Authorized	80,000	20,000	80,000	20,000
Issued	29,625	-	29,122	-
Outstanding	29,625	-	29,122	-

Stock Options - On November 16, 2011, we adopted, and on December 16, 2011, we received shareholder approval of the Greenway Medical Technologies, Inc. 2011 Stock Plan (the “2011 Plan”) which provides for issuance of equity awards for up to 3.0 million shares of our common stock. Effective with the completion of our IPO, equity awards will occur only under the 2011 Plan. Options granted to purchase shares of our common stock related to these plans were 884,900 for the six months ended December 31, 2012 and 34,553 and 296,151 for the three and six months ended December 31, 2011, respectively. No options were granted for the three-month period ended December 31, 2012. We also have options granted, fully-vested and outstanding under our 1999 and 2004 Stock Plans. At December 31, 2012, approximately 3.9 million options were outstanding; no further grants will be made under either of these prior plans. We expense stock compensation costs in the cost of sales, selling, general and administrative and research and development expense line items of our Condensed Statements of Operations over the vesting periods of each grant. For the three and six months ended December 31, 2012, we expensed $1.0 million and $2.1 million, respectively, and for the three and six months ended December 31, 2011, we expensed $0.4 million and $1.5 million, respectively, in connection with outstanding option awards. As of December 31, 2012, there was $12.4 million of total unrecognized compensation cost related to non-vested awards granted under the various Plans. This cost is expected to be recognized over a period of two years.

8 - Fair Value of Financial Instruments
The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values, principally because of the short-term maturities of these instruments. As provided by their terms, the Company’s Series A and Series B Convertible Preferred Stock issuances were carried at estimated fair value based on the greater of a) liquidation preference including accrued dividends or b) fair value of these instruments largely based on independent appraisals. All preferred stock was converted to common shares at our IPO.

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

The Company’s financial instruments measured at fair value as of December 31, 2012, and June 30, 2012, consisted of (in thousands):

	Balance Sheet	Fair Value Hierarchy Category
	Classification	Level 1	Level 2	Level 3
At December 31, 2012:
Available-for-sale equity securities	Short-term investments	$1,033	$18,128	---

At June 30, 2012:
Available-for-sale equity securities	Short-term investments	$45	$29,305	—

9 - Income Taxes
As of December 31, 2012, the Company had gross net operating losses (NOLs) of approximately $73 million. These NOLs will be available to offset any future taxable income and will begin to expire in 2021. The Company has also generated research credit carryforwards of approximately $3.3 million. For the three months ended December 31, 2012 and 2011, the effective tax rate was 46% and 33%, respectively. For the six months ended December 31, 2012 and 2011, the effective tax rate was 46% and 32%, respectively. The effective tax rate for these periods reflects the effect of various permanent differences, principally stock-based compensation related to incentive stock options, and miscellaneous payments to various state jurisdictions which were expensed during the periods.

During the third quarter of fiscal 2013, the American Taxpayer  Relief Act of 2012 was signed into law. This law retroactively extended the federal research and experimentation credits for amounts incurred from January 1, 2012 through December 31, 2013. As a result of the retroactive extension, our effective tax rate for the third quarter of fiscal 2013 will include a tax benefit from such credits attributable to periods from January 1, 2012.

As of December 31, 2012, the Company had no unrecognized tax benefits. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. The Company had no interest or penalties related to unrecognized tax benefits accrued as of December 31, 2012. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase within the next 12 months. However, net operating loss and research credit carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities.

10 - Net Income (Loss) Per Share Available to Common Shareholders
Basic earnings per share available to common shareholders is computed by dividing income (loss) available to common shareholders by the sum of the weighted average number of common shares outstanding during the period. Income (loss) available to common shareholders reflects accretion of preferred stock dividends, preferred stock issue cost and adjustment to recognize the estimated fair value of the put feature ascribed to these securities (Notes 7 and 8). Diluted income per share gives effect to all potentially dilutive common share equivalents outstanding during the period. Such potentially dilutive common share equivalents included Series A and B Preferred Stock fully converted into common shares as of December 31, 2012, but convertible into 8.8 million shares of common for the three months and six months ended December 31, 2011; there were no outstanding warrants at December 31, 2012 and warrants for common shares totaling 293,000 were outstanding at December 31, 2011; and stock options outstanding for 1.3 and 1.2 million shares of common for the three months ended December 31, 2012 and 2011, respectively, and 1.5 and 1.4 million shares for the six months ended December 31, 2012 and 2011, respectively. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method. The computation of diluted income (loss) per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings. Inasmuch as inclusion of any or all of the potentially dilutive common share equivalents is anti-dilutive for the three and six months ended December 31, 2011; presentation of (loss) per share available to common shareholders — basic and diluted are the same for these periods. The pro forma effect of conversion of the Series A and B Preferred Stock which was converted in February in connection with our IPO is presented in the table below as if such conversion took place at December 31, 2011.

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

11 - Leases and Other Commitments
As discussed in Note 5, the Company leases office space from related parties under operating leases through 2015. Rental expense for all building and equipment leases totaled approximately $451,000 and $858,000 for the three and six months ended December 31, 2012 and $244,000 and $455,000 for the three and six months ended December 31, 2011, respectively. The Company has entered into contracts for development of new facilities to accommodate its growth. The project was substantially complete at December 31, 2012. The cost incurred to-date of approximately $12.6 million is included in construction in progress.

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

This Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Part I, Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A—”Risk Factors,” but appear throughout this Form 10-Q. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality, volatility of our common stock, financial condition or other future financial or business performance, strategies, expectations, or business prospects, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition.

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

Business overview

We are a leading provider of integrated information technology solutions and managed business services to healthcare providers serving communities throughout the United States. At the core of our suite of solutions and services is PrimeSUITE, our award-winning, fully integrated EHR, PM and interoperability solution. PrimeSUITE integrates clinical, financial and administrative data in a single database to enable comprehensive views of patient records and efficient workflow throughout each patient encounter, reduce clinical and administrative errors, and allow for the seamless exchange of data between our customers and the broader healthcare community. We augment our solutions by offering managed business services such as clinically-driven revenue cycle and EHR-enabled research services. By integrating clinical, financial and administrative data processes, our solutions and services allow providers to deliver advanced care and improve their efficiency and profitability.

Our technology solutions and services are designed to address the needs of providers in various settings: independent physician practices, group practices, hospital-affiliated and hospital-owned clinics and practices, retail clinics, employer clinics, university and academic centers, federally-qualified health centers (“FQHCs”), community health centers (“CHCs”), accountable care communities (“ACCs”) and accountable care organizations (“ACOs”), and integrated delivery networks (“IDNs”). Our single database technology platform, which reflects over 13 years of development, is scalable to serve the needs of ambulatory providers of any size. As providers’ needs evolve, our platform allows for the efficient development and integration of new solutions, which we refer to as our innovation platform. Our solutions are available on either a cloud-based or, with respect to PrimeSUITE, a premise-based model.

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

●
Demand by Smaller Providers Could Accelerate Transition to Cloud-based Model. The adoption of EHR by the large untapped market of smaller provider customers and their greater need to minimize capital outlays could accelerate adoption of cloud-based arrangements as opposed to perpetual licensing arrangements. While additional cloud-based arrangements will result in increased recurring revenue over a longer period of time than we have achieved historically, near-term revenue would be reduced as a result while costs associated with these sales would still be expensed currently. Additionally, revenue associated with cloud-based deployments is subject to deferral over extended periods which further reduces near-term revenue.

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

Sources of Revenue and Expenses

Revenue

We derive our revenue primarily from sales of our PrimeSUITE platform of proprietary solutions, related hardware and professional services to providers in ambulatory settings.  Currently, a significant portion of our solution sales are made as perpetual licenses to our customers. Our core PrimeSUITE application is available in a premise-based model. In addition, it is also available in a cloud-based model, which is the sole deployment model for all of our other solutions.

We classify our revenue as: (1) Systems Sales, (2) Training and Consulting Services, (3) Support Services, and (4) Electronic Data Interchange and Business Services. Systems Sales are products comprised of software licenses, primarily PrimeSUITE, and related hardware and third-party software. Training and Consulting Services include implementation, training and consulting associated with Systems Sales and our other technologies as well. Support Services includes revenues derived from support provided to our premise-based customers as well as all the solutions we offer on a per user or transaction basis, such as PrimeSUITE and PrimeEXCHANGE services for connectivity to third-parties and third-party database charges. Electronic Data Interchange and Business Services include third-party charges for patient claims, statements and eligibility, and clinically-driven RCM and EHR-enabled research services.

As our installed customer base continues to grow, we anticipate that Support Services and Electronic Data Interchange and Business Services, which are recurring in nature, will expand as a percentage of our total revenue. As cloud-based offerings continue to gain acceptance, we anticipate and are currently observing increased migration toward this model for our core PrimeSUITE application. Historically, we have experienced moderate seasonality to our annual revenue with the smallest percentage of sales typically occurring in our first fiscal quarter due primarily to provider purchasing patterns. See “Results of Operations” for more information.

Cost of Revenue.

Cost of revenue for Systems Sales consists primarily of third-party costs and allocable compensation and benefits related to application development for certain customers, third-party hardware and software costs and amortization of capitalized software development costs and acquired technology. Cost of revenue for Training and Consulting Services consists primarily of compensation (including stock-based compensation) and benefits of our billable professionals and fees to third-party specialists for deployment, implementation and training, and travel costs. Cost of revenue for Support Services consists primarily of compensation (including stock-based compensation) and benefits of support specialists, and fees to third-parties for database services and services from our managed services partners. Cost of revenue for Electronic Data Interchange consists primarily of fees to third-parties for processing claims, statements and eligibility requests; cost of revenue for Business Services consists primarily of compensation (including stock-based compensation) and benefits of personnel who deliver our revenue cycle management services and various third-party costs associated with our EHR-enabled clinical research services. As higher-margin recurring revenue increases as a percentage of total revenue, we believe overall gross margin will also increase over time.

Sales, General and Administrative Expenses

Sales, general and administrative (“SG&A”) expenses consist primarily of compensation (including stock-based compensation) and benefits, commissions, travel, professional fees, advertising and other administrative and general expenses, including depreciation and amortization of equipment and leasehold improvements, for the Company’s sales and marketing functions; executive offices, administration, human resources, corporate information technology support, legal, finance and accounting, and other corporate services. We intend to invest in our infrastructure as appropriate to expand our market share and accommodate our growing customer base. We expect to incur additional expenses associated with being a public company, including increased legal and accounting costs, investor relations costs and compliance costs under the Sarbanes-Oxley Act and the requirements of the New York Stock Exchange. As a result, we expect SG&A expenses to increase as we grow, but remain relatively constant as a percentage of revenue and ultimately decline as we achieve leverage from our infrastructure investments.

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

Results of Operations

The following table sets forth revenue and cost of revenue by category for the three and six months ended December 31, 2012, as compared to the comparable periods of the prior year:

	Three Months Ended December 31,				Change
	2012		2011		Increase (Decrease)
	Amount (000’s)	Percentage	Amount (000’s)	Percentage	Amount (000’s)	Percentage
Revenue:

System sales	$10,638	32%	$9,205	32%	$1,433	16%
Training and consulting services	4,107	13%	6,301	22%	(2,194)	-35%
Support services	11,059	34%	7,710	26%	3,349	43%
Electronic data interchange and business services	6,917	21%	5,906	20%	1,011	17%

Total revenue	32,721	100%	29,122	100%	3,599	12%

Cost of revenue:

System sales	4,415	42%	2,761	30%	1,654	60%
Training and consulting services	3,312	81%	4,560	72%	(1,248)	-27%
Support services	3,189	29%	2,672	35%	517	19%
Electronic data interchange and business services	4,399	64%	4,153	70%	246	6%

Total cost of revenue	15,315	47%	14,146	49%	1,169	8%

	Six Months Ended December 31,				Change
	2012		2011		Increase (Decrease)
	Amount (000’s)	Percentage	Amount (000’s)	Percentage	Amount (000’s)	Percentage
Revenue:

System sales	$19,673	30%	$15,854	29%	$3,819	24%
Training and consulting services	10,970	17%	12,904	24%	(1,934)	-15%
Support services	21,351	32%	14,767	27%	6,584	45%
Electronic data interchange and business services	13,501	21%	11,248	20%	2,253	20%

Total revenue	65,495	100%	54,773	100%	10,722	20%

Cost of revenue:

System sales	7,422	38%	4,608	29%	2,814	61%
Training and consulting services	7,914	72%	8,992	70%	(1,078)	-12%
Support services	6,314	30%	4,929	33%	1,385	28%
Electronic data interchange and business services	8,593	64%	7,975	71%	618	8%

Total cost of revenue	30,243	46%	26,504	48%	3,739	14%

            Revenue. Total revenue was $32.7 million for the three months ended December 31, 2012, compared to $29.1 million for the three months ended December 31, 2011, an increase of $3.6 million or 12%. Systems sales grew by 16%, support services and electronic data interchange and business services grew 43% and 17%, respectively, while training and consulting services declined 35%. Overall the revenues from systems sales and training and consulting services, which we characterize as one-time in nature, declined 5% from the comparable period of 2011. On the other hand, revenues from support services and electronic data interchange and business services, which we characterize as recurring in nature, grew 32% over the year-ago quarter and accounted for 55% of total revenue.

The current quarter’s trend in systems sales and training and consulting services reflects fewer transactions overall in the current quarter and delays in shipment and/or implementation of several sizeable transactions that had been anticipated. We believe these factors are largely due to the confluence of a number of difficult to quantify circumstances. These include the lessening influence on buying patterns of the “Meaningful Use” regulatory regime, and general economic environment conditions which rose to prominence in the quarter including uncertainty regarding: healthcare reform emanating from the national elections; debt ceiling questions around spending programs, including stimulus under the HiTech Act, and potential reimbursement reductions under the SGR provisions of the Medicare act. None of these conditions reached any semblance of resolutions until January 2013. Additionally, the quarter saw the Northeast severely impacted by the devastation from a major storm, recovery from which required many weeks. We are also observing an increase in activity from larger enterprise customers which engenders a lengthier sales cycle as well as fewer hours of associated training and consulting services as a number of these customers prefer to assume portions of system implementation. Another factor is the required deferral, over an extended period, of implementation-related revenue in connection with cloud-based deployments principally PrimeSUITE.

Support services, electronic data interchange and business services are recurring in nature and growth in this revenue is largely attributable to our growing customer base. Our ability to sell additional products, including the cloud-based version of our core PrimeSUITE offering, and services to our existing customer base also benefitted revenue growth in the three months ended December 31, 2012, compared to the same period of the prior year.

For the six months ended December 31, 2012, total revenue was $65.5 million compared to $54.8 million for the six months ended December 31, 2011, an increase of $10.7 million or 20%. Systems sales grew by $3.8 million or 24%, support services and electronic data interchange and business services grew 45% and 20%, respectively, while training and consulting services declined 15%.

Cost of Revenue. Total cost of revenue was $15.3 million for the three months ended December 31, 2012, compared to $14.1 million for the three months ended December 31, 2011, an increase of $1.2 million or 8%. Cost of systems sales increased by 60%, cost of support services and electronic data interchange and business services grew 19% and 6%, respectively, while cost of training and consulting services declined 27%. On an overall basis, gross profit margins were 53% for the three months ended December 31, 2012, as compared to 51% for the same period of the prior year. This improvement in the quarter resulted from a combination of factors; including a sales mix with higher-margin support services that contributed substantially all of the total increase in revenue for the period. Benefits were also attained by the improved margin profiles of support services and electronic data interchange and business services. Improved support services margins are attributable to customers’ adoption of higher-margin innovations and to improvements in margin profiles of various services offerings that involve third parties. These beneficial effects were partly offset by 1) a decline in margins for training and consulting services due to significantly lower utilization in the quarter, 2) $626,000 in increased amortization of software development costs and recently-acquired technology, and 3) the impact on the margin profile of systems sales for recently-undertaken, lower margin, development work we are currently doing for a certain customer.

For the six months ended December 31, 2012, total cost of goods sold was $30.2 million compared to $26.5 million for the six months ended December 31, 2011, an increase of $3.7 million or 14%. Cost of systems sales grew by $2.8 million or 61%, cost of support services and electronic data interchange and business services grew 28% and 8%, respectively, while cost of training and consulting services declined 12%.

Sales, General and Administrative. Total SG&A expenses were $14.8 million for the three months ended December 31, 2012, compared to $11.5 million for the three months ended December 31, 2011, an increase of $3.3 million or 28%. Growth in SG&A is largely a result of the required infrastructure to support the overall growth in the business. We have increased headcount and related costs and have made other investments in sales, marketing and advertising which we believe positions us to capture increased market share in what we believe will be an expanding market over the next several years. Additionally, implementation of our long-term equity incentive plan increased stock-based compensation by $448,000 for the three months ended December 31, 2012 as compared to the year-ago period. Further, growth in our headcount and professional services related to implementation of a new suite of business tools has increased SG&A costs for subscription to these services. As a percentage of revenue, SG&A was 45% for the three months ended December 31, 2012, compared to 39% for the three months ended December 31, 2011.

For the six months ended December 31, 2012, total SG&A was $28.1 million compared to $22.2 million for the comparable period of 2011, an increase of $5.9 million or 27%. As a percentage of total revenue, SG&A was 43% for the three months ended December 31, 2012, compared to 40% for the three months ended December 31, 2011. We believe that investments in our growth and related infrastructure can be leveraged to maintain our sales growth in future years without a proportionate increase in cost.

Research and Development Expenses. Research and development expenses were $4.4 million for the three months ended December 31, 2012, compared to $3.8 million for the three months ended December 31, 2011, an increase of $600,000 or 16%. The increases are largely related to compensation, including stock-based compensation of $208,000, benefits and related costs for additional headcount and to increased costs related to the expanded platform of development tools. Our innovation platform requires continuing investment in research and development, which evolves to meet the needs of our customers, our market and industry regulators. In addition to research and development to support our innovation platform, we develop new products and enhance functionality of existing products. These application development costs are capitalized once technological feasibility is attained and capitalization ceases once the technology is available for market. Capitalized software development costs were approximately $3.6 million and $2.8 million for the three months ended December 31, 2012 and 2011, respectively. Amortization of capitalized software development costs totaled approximately $1.0 million and $496,000 for the three months ended December 31, 2012 and 2011, respectively.

For the six months ended December 31, 2012, research and development expenses were $9.2 million compared to $7.0 million for the comparable period of 2011, an increase of $2.2 million or 31%. Capitalized software development costs were approximately $6.4 million and $5.8 million for the six months ended December 31, 2012 and 2011, respectively.  Amortization of capitalized software development costs totaled approximately $2.0 million and $558,000 for the six months ended December 31, 2012 and 2011, respectively.

        Interest and Other Expenses. Interest and investment income, net of interest (expense), was approximately $(16,000) for the three months ended December 31, 2012, compared to $-0- for the three months ended December 31, 2011.  Investment yields owing to market conditions have been flat to declining from 2011. For the six month periods of 2012 and 2011, interest and investment income, net of interest (expense), was $273,000 and $8,000, respectively, due largely to realized gains in the 2012 period.

Other income (expense) net, principally bank fees, was approximately $(17,000) and $(48,000) for the three months ended December 31, 2012 and 2011, respectively, and approximately $(41,000) and $(87,000) for the six months ended December 31, 2012 and 2011, respectively.

       Income Taxes. The Company has available net operating losses and credits for research and development to offset taxable income and tax expense. These and other temporary differences result in net deferred tax assets. The tax benefit for the current quarter and the tax benefit for the 2011 quarter are effective tax rates of 46% and 33%, respectively. The tax benefit for the six months ended December 31, 2012 and 2011 are effective rates of 46% and 32%, respectively. The effective tax rate for these periods reflects the effect of various permanent differences, principally stock-based compensation related to incentive stock options, and miscellaneous payments to various state jurisdictions which were expensed during the periods.

During the third quarter of fiscal 2013, the American Taxpayer Relief Act of 2012 was signed into law. This law retroactively extended the federal research and experimentation credits for amounts incurred from January 1, 2012 through December 31, 2013. As a result of the retroactive extension, our effective tax rate for the third quarter of fiscal 2013 will include a tax benefit from such credits attributable to the last six months of fiscal 2012 and the first quarter of fiscal 2013.

Liquidity and Capital Resources

Our principal capital requirements are to fund operations. We have typically funded our capital needs from operating cash flow augmented by proceeds from the exercise of warrants in connection with a 2009 tender offer made by certain of our institutional investors and our February 2012 IPO. We currently have no outstanding indebtedness. In March 2011, we entered into a loan agreement with Bank of America, N.A. This facility provides financing up to $5.0 million (based on eligible receivables) with interest at LIBOR plus 275 basis points, is secured by a pledge of the Company’s assets and contains customary provisions regarding covenants. The financial covenants require us to maintain a leverage ratio not exceeding 2:1 and an EBITDA to interest expense ratio of at least 3:1. At December 31, 2012, we were in compliance with these covenants and there were no amounts outstanding on the credit facility. The credit facility expires in March 2013 and the Company is currently evaluating its options for a new facility.

We are not an especially capital-intensive business. Our capital expenditures heretofore have comprised technology, fixtures and equipment to accommodate our growth and we acquired and renovated a building placed into service in 2011. Additionally, we capitalize the application development costs for new technology and enhancements to our innovation platform. Funding for all of these expenditures came from existing resources. We are completing construction of new facilities to accommodate the growth of our business. We estimate this facility will cost approximately $13.0 million and will be completed by March 31, 2013. We believe that our current cash, short-term investments and funds available under our credit facility or, if required, other financing combined with our anticipated cash flow from operations and the proceeds of our February 2012 IPO will be sufficient to meet our working capital and capital expenditure needs for the next 12 months and for a reasonable period thereafter.

Cash Flow Summary

Cash and cash equivalents were $8.2 million at December 31, 2012, as compared with $5.6 million at June 30, 2012. As of December 31, 2012, and June 30, 2012, we also had $19.2 and $29.4 million, respectively, in short-term investments classified as available for sale.

Operating Activities

Cash provided by operating activities was $6.0 million for the six months ended December 31, 2012, comprised primarily of net loss of $1.0 million and a $831,000 deferred tax benefit offset by stock compensation expense of $2.1 million, depreciation and amortization of $3.7 million and provision for bad debts of $951,000. Net changes in working capital provided $1.0 million cash from operating activities, attributable principally to a $5.4 million decrease in accounts receivable, a $187,000 decrease in prepaids and other current assets offset by a $2.4 million decrease in accounts payable and accrued liabilities and a $2.1 million decrease in deferred revenue.

Cash provided by operating activities was $3.8 million for the six months ended December 31, 2011, comprised primarily of $674,000 net loss and a $377,000 deferred tax benefit offset by $1.5 million net stock compensation expense, $1.6 million depreciation and amortization and $570,000 provision for bad debts. Net changes in working capital provided $1.2 million from operating activities including a $1.4 million decrease in accounts receivable, a $497,000 million increase in accounts payable and accrued liabilities and an increase of $480,000 in deferred revenue offset by $1.2 million in increased inventory, prepaids and other assets.

Investing Activities

As of December 31, 2012, we had net short-term investments of $19.1 million. Our policy is to invest only in fixed income instruments denominated and payable in U.S. dollars, including obligations of the U.S. government and its agencies, money market instruments, commercial paper, certificates of deposit, bankers’ acceptances, corporate bonds of U.S. companies, municipal securities and asset backed securities. We do not invest in auction rate securities, futures contracts, or hedging instruments. Securities of a single issuer valued at cost at the time of purchase should not exceed 10% of the market value of the portfolio but securities issued by the U.S. Treasury and U.S. government agencies are specifically exempted from these restrictions. The final maturity of each security within the portfolio should not exceed 24 months.

For the six months ended December 31, 2012, we used $4.9 million of cash for investing activities consisting of $10.2 million provided by net sales of short-term investments, offset by $5.8 million for purchases of property and equipment including in-progress construction of our new facilities, $6.4 million for capitalized software development of our innovation platform and $2.9 million for acquisition of a business and developed technology. An additional $3.9 million in connection with these acquisitions will be paid in our third quarter.

Net cash used in investing activities for the six months ended December 31, 2011, was $6.1 million including $3.0 million for purchases of property and equipment, $3.0 million for acquired technology and other intangibles and $5.8 million for capitalized software development offset by $5.7 million net sales of short-term investments.

Financing Activities

For the three months ended December 31, 2012, we had cash provided from financing activities of $1.5 million principally $2.6 million proceeds from exercise of options and warrants offset by $1.0 million contingent consideration paid for a prior acquisition. For the three months ended December 31, 2011, we paid $77,000 on obligation for acquired technology and had net proceeds of $199,000 from exercise of options and warrants.

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

The detailed Significant Accounting Policies are included in Note 2 to the Audited Financial Statements for the fiscal year ended June 30, 2012 included in our Form 10-K, and there have been no changes in those policies since that filing.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

NONE

ITEM 1A	RISK FACTORS.

There have been no material changes in the risks facing the Company as described in Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 1, 2012, a holder of a Company warrant exercised its right to purchase an aggregate of 30,416 shares of our common stock. The exercise price was $6.00 per common share for a total of $182,496.  Further, on October 16, 2012, a holder of a Company warrant exercised his right to purchase an aggregate of 90,586 shares of our common stock.  The exercise price was $6.00 per common share for a total of $543,516.

None of the foregoing transactions involved any underwriters, underwriting discounts or commission, or any public offering, and the company believes the transactions were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof, and the rules and regulations promulgated thereunder. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

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

February 13, 2013	GREENWAY MEDICAL TECHNOLOGIES, INC.

	By:	/s/ Wyche T. Green, III
Wyche T. Green, III President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James A. Cochran
James A. Cochran Chief Financial Officer (Principal Financial and Accounting Officer)