Form 10-Q
period 2013-03-31
GREENWAY MEDICAL TECHNOLOGIES INC
filed 2013-05-09
CIK 1080747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 29,746,775 shares of the registrant’s common stock outstanding as of May 6, 2013.

GREENWAY MEDICAL TECHNOLOGIES, INC.

FORM 10-Q

For The Quarterly Period Ended March 31, 2013

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

Greenway Medical Technologies, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)
(Unaudited)

	March 31, 2013	June 30, 2012
Assets

Current assets:

Cash and cash equivalents	$2,004	$5,585
Short-term investments	11,212	29,350
Accounts receivable, net of $894 and $720 allowance for doubtful accounts at March 31, 2013 and June 30, 2012, respectively	25,638	28,875
Inventory	391	281
Prepaids and other current assets	2,158	3,001
Deferred tax assets	2,127	1,699
Total current assets	43,530	68,791

Property and equipment, net	29,187	20,340
Software development cost, net	24,657	17,156
Acquired intangibles, net	1,911	510
Deferred tax assets - noncurrent	28,415	25,846
Goodwill	1,539	440
Other assets	468	40
Total assets	$129,707	$133,123

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$8,683	$12,436
Accrued liabilities	7,727	9,533
Deferred revenue	9,670	12,192
Total current liabilities	26,080	34,161

Obligation for purchased technology	—	116
Commitments and contingencies (Note 14)

Shareholders’ equity:

Common stock	3	3
Additional paid-in capital	243,923	237,558
Accumulated deficit	(140,299)	(138,715)
Total shareholders’ equity	103,627	98,846
Total liabilities and shareholders’ equity	$129,707	$133,123

The accompanying notes are an integral part of these condensed consolidated financial statements

Greenway Medical Technologies, Inc.
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Revenue:

System sales	$10,430	$10,271	$30,103	$26,125
Training and consulting services	4,243	7,643	15,213	20,547
Support services	11,375	8,741	32,726	23,508
Electronic data interchange and business services	7,775	6,210	21,276	17,458
Total revenue	33,823	32,865	99,318	87,638

Cost of revenue:

System sales	5,221	2,558	12,643	7,166
Training and consulting services	3,281	5,355	11,195	14,347
Support services	3,340	2,691	9,654	7,620
Electronic data interchange and business services	5,130	4,226	13,723	12,201
Total cost of revenue	16,972	14,830	47,215	41,334
Gross profit	16,851	18,035	52,103	46,304

Operating expenses:

Sales, general and administrative	15,088	11,802	43,161	33,962
Research and development	4,555	4,021	13,767	11,029
Total operating expenses	19,643	15,823	56,928	44,991
Operating (loss) income	(2,792)	2,212	(4,825)	1,313
Interest income, net	38	50	311	42
Other (expense) income, net	(16)	65	(57)	(22)
(Loss) income before (benefit) provision for income taxes	(2,770)	2,327	(4,571)	1,333
(Benefit) provision for income taxes	(2,162)	948	(2,986)	628
Net (loss) income	(608)	1,379	(1,585)	705
Preferred stock dividends and change in fair value	—	—	—	28,395
(Loss) income available to common shareholders	$(608)	$1,379	$(1,585)	$29,100

Per share data:

(Loss) income per share available to common shareholders:
Basic	$(.02)	$.06	$(.05)	$1.89
Diluted	$(.02)	$.06	$(.05)	$.04
Weighted average number of common shares outstanding
Basic	29,690	22,859	29,519	15,410
Diluted	30,842	24,131	30,699	16,739

The accompanying notes are an integral part of these condensed consolidated financial statements

Greenway Medical Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(1,585)	$705
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net stock compensation expense	3,192	1,831
Deferred income tax (benefit) expense	(2,997)	507
Depreciation and amortization	6,029	2,962
Provision for bad debts	1,638	983
Reduction in obligation for acquired technology	—	(100)
Changes in current assets and liabilities:
Accounts receivable	1,668	(6,304)
Inventory	(109)	(122)
Prepaids and other assets	415	(1,432)
Accounts payable and accrued liabilities	(4,362)	4,988
Deferred revenue	(2,522)	835
Net cash provided by operating activities	1,367	4,853
Cash flows from investing activities:
Purchases of short-term investments	(1,019)	(26,566)
Sales of short-term investments	19,158	5,689
Purchases of property and equipment	(7,837)	(6,250)
Capitalized software development cost	(10,557)	(8,966)
Acquisition of business and developed technology	(6,750)	(3,000)
Net cash used in investing activities	(7,005)	(39,093)
Cash flows from financing activities:
Payments on obligation for acquired technology	(116)	(111)
Proceeds from exercise of stock options and warrants, net of issuance costs	3,173	611
Contingent consideration paid for prior acquisition	(1,000)	—
Payments in connection with preferred stock conversion	—	(23,300)
Sale of common stock, net of issue costs and expenses	—	56,378
Net cash provided by financing activities	2,057	33,578
Net decrease in cash and cash equivalents	(3,581)	(662)
Cash and cash equivalents at beginning of period	5,585	5,722
Cash and cash equivalents at end of period	$2,004	$5,060
Supplemental cash flow information:
Cash paid for interest	$40	$4
Cash paid for taxes	$280	$120
Non-cash investing and financing activities:
Conversion of preferred stock	—	$135,517
Common stock and obligations for future payments at fair value, given in exchange for acquisition of technology	$—	$954
Reduction in obligation for acquired technology	$—	$100

The accompanying notes are an integral part of these condensed consolidated financial statements

Greenway Medical Technologies, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation and Description of Company
We prepared the accompanying interim condensed consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended March 31, 2013, are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2013. For more information regarding our results of operations and financial position, refer to the financial statements and footnotes included in our Form 10-K for our fiscal year ended June 30, 2012 the “Form 10-K”, filed with the Securities and Exchange Commission (“SEC”).

As appropriate to the context, “Greenway”, the “Company”, and “we”, “us” and “our” are used interchangeably to refer to Greenway Medical Technologies, Inc. and its subsidiaries. Greenway was originally incorporated in Georgia in 1998; in connection with our initial public offering (“IPO”), we reincorporated in Delaware on February 7, 2012. The accompanying condensed consolidated financial statements include Greenway, LLC, a wholly-owned subsidiary formed in connection with our acquisition of the assets and technologies of GHN-Online, Inc. (“GHN”) on December 31, 2012. Material intercompany accounts and transactions are eliminated in consolidation.

We deliver software and business services solutions through our integrated PrimeSUITE® platform to ambulatory providers throughout the United States.

Note 2—Accounting Policies and New Accounting Standards
Our accounting policies are consistent with those described in our Significant Accounting Policies for our fiscal year ended June 30, 2012, in our Form 10-K.

New Accounting Standards – In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting reclassifications out of accumulated other comprehensive income (OCI) by requiring entities to present in one place information about significant amounts reclassified and, in some cases, to provide cross-references to related footnote disclosures. The amendments do not change the current requirements for reporting net income or OCI in the financial statements, nor do they require new information to be disclosed. The amendments should be applied prospectively and are effective in reporting periods beginning after December 15, 2012. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under U.S. GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. Adoption of these provisions is not expected to have a material impact on the Company’s financial statements.

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

3 - Investments
Short-term investments consist of mutual funds, money market funds and U.S. agency and corporate bonds with original maturities greater than three months and remaining maturities of less than one year. Investments are also made in corporate bonds with original maturities of greater than one year but maximum remaining maturities of 18 months; these investments are also included in short-term investments since the Company’s intent is to convert them into cash as may be necessary to meet liquidity needs. At March 31, 2013, all of the Company’s investments were classified as available-for-sale and are reported at fair value with any changes in market value reported as a part of comprehensive income. As of March 31, 2013, gross accumulated unrealized gains and losses for these investments were not material. Fair value is based on the Level 1 or 2 criteria of the fair value hierarchy specified in ASC 820-10, Fair Value Measurements and Disclosures.

Investments at fair value consisted of the following:

Available-for-sale securities (in thousands)	March 31, 2013	June 30, 2012
Mutual funds	$84	$26,875
U.S. agency bonds	-	2,071
Corporate bonds	11,113	359
Money market funds	15	45
Total	$11,212	$29,350

4 - Property and Equipment
Property and equipment consists of (in thousands):

	Estimated Useful Lives	March 31, 2013	June 30, 2012

Land	—	$1,172	$1,172
Buildings	39 years	16,836	4,433
Leasehold improvements	Lesser of lease term or 7 years	304	304
Furniture, fixtures and equipment	3-5 years	6,989	4,756
Purchased software	3 years	5,671	3,056
Acquired technology	3 years	7,581	3,894
		$38,553	17,615
Less - Accumulated depreciation		(9,399)	(6,509)
		29,154	11,106
Construction in progress		33	9,234
Total		$29,187	$20,340

Construction of New Facilities and Real Estate Tax Incentive Transaction - In December 2011, we entered into a sale-leaseback transaction pursuant to which we sold certain land and a building under development as our new administrative headquarters located in Carrollton, Georgia. The transaction contemplated a total purchase price of approximately $12.0 million. The project was completed as of March 31, 2013, at which point approximately $11.6 had been received in cash, simultaneously invested and is subject to an Industrial Revenue Bond financing agreement. The remaining balance of approximately $400,000 contemplated under this agreement will be paid from our resources and the Company has until December 2013 to finalize this balance in a similar fashion. This agreement is intended to permit counties to attract business investment by offering property tax incentives. In accordance with Georgia law, we entered into this sale-leaseback agreement with Carrollton Payroll Development Authority (the “Authority”) and acquired Industrial Development Revenue Bonds. The arrangement is structured so that our lease payments to the Authority equal and offset the Authority’s bond payments to the Company. The Bonds are non-recourse to the Authority, our lease payments are pledged to secure repayment of the Bonds, and the lease and bond agreements provide for the legal right of offset. Consequently, the investment and lease obligation related to this arrangement have been offset in our balance sheet. The agreement has a maximum expiration date of 2021. If we had not entered into this transaction, property tax payments would have been higher. We can reacquire such property and terminate the agreement at a nominal price of $10.

5 - Software Development Costs
We apply the provisions of ASC 985-20, Software, Costs of Computer Software to be Sold, Leased or Marketed, which requires the capitalization of costs incurred in connection with the research and development of new software products and enhancements to existing software products once technological feasibility is established. Such costs are amortized on a straight-line basis over the estimated economic life of the related product, which is typically three years. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology. Capitalized software development costs approximated $4.1 million and $10.6 million during the three and nine months ended March 31, 2013 and $3.1 million and $9.0 million during the three and nine months ended March 31, 2012, respectively. Amortization of capitalized software development costs approximated $1.0 million and $3.1 million for the three and nine months ended March 31, 2013 and $595,000 and $1.1 million for the three and nine months ended March 31, 2012.

6 – Acquisitions
The Company has accounted for all business combinations using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The Company recorded purchase price allocation to intangible assets representing developed technology, customer relationships, trademarks, and non-competition agreements. The excess of purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed and the separately recognized intangible assets has been recorded as goodwill in the accompanying consolidated financial statements. The goodwill is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable through increased market presence. None of the acquisitions made have material operations.

On December 31, 2012, we acquired the assets of GHN in exchange for cash consideration totaling $5.5 million. Additionally, the Company incurred transaction costs totaling approximately $145,000; of which, $14,000 and $131,000 was incurred in the three and nine months ended March 31, 2013, respectively. GHN provides clearinghouse and revenue cycle services to healthcare providers and we believe the technology acquired will enable us to offer better solutions to connect our customers with their payers for the purposes of improving their revenue cycle management processes and outcomes. Based on estimated fair value of the identifiable intangibles, the consideration of $5.5 million was allocated to the following assets:

Assets Acquired	Estimated Fair Value (in thousands)	Estimated Useful Life

Net Working Capital	$70	N/A

Property and Equipment	352	3 years

Developed Technology	2,437	3 years

Customer Relationships	1,054	9 years

Non-competition Agreements	211	3-5 years

Trademarks	277	10 years

Goodwill	1,099	Indefinite

Total fair value of consideration	$5,500

In November 2012, we acquired, via a perpetual source code license agreement, certain technology valued at $1.3 million; the consideration was payable in cash. This technology provides certain analytics functionality in our application and has an estimated useful life of 3 years.

In October 2011, we acquired certain technology and other assets of CySolutions which we believe has facilitated our penetration of the Federally Qualified Health Center (FQHC) market. Total consideration was approximately $4.0 million which included approximately $1.0 million contingent on attainment of certain performance objectives. These objectives were attained in October 2012 and the contingent consideration paid at that time. In conjunction with this acquisition, the Company incurred transaction costs of approximately $123,000 of which $12,000 and $111,000 were incurred in the three and nine months ended March 31, 2012, respectively. Based on the estimated fair value of the intangibles acquired, total consideration was allocated to the following assets:

Assets Acquired	Estimated Fair Value (in thousands)	Estimated Useful Life

Developed Technology	$2,920	3 years

Customer Relationships	530	5 years

Non-competition Agreements	64	3-5 years

Goodwill	440	Indefinite

Total fair value of consideration	$3,954

In September 2010, the Company acquired certain technology and intellectual property valued at $974,000 in exchange for cash and 50,000 shares of common stock. The purchase agreement provided for a potential reduction of the cash portion of the purchase price when and if an IPO of the Company’s common stock were to be completed. Accordingly, in connection with our offering completed in February 2012, the carrying value of this obligation was reduced by approximately $100,000. The acquired technology has an estimated useful life of three years.

Allocation of purchase price to goodwill in connection with the foregoing transactions totaled $1.5 million at March 31, 2013 and $440,000 at June 30, 2012. The carrying value of goodwill is evaluated annually for potential impairment or whenever changes in circumstances may indicate that impairment may have occurred. The goodwill is deductible for tax purposes.

7 – Amortizable Intangible Assets
Amortizable intangible assets at March 31, 2013 and June 30, 2012, consist of the following (in thousands):

			March 31, 2013
Amortizable Intangible Assets	Estimated Useful Lives (months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value

Customer relationships	60 -108	$1,584	$(183)	$1,401
Non-competition agreements	36 - 60	275	(32)	243
Trademarks	120	277	(10)	267

Totals		$2,136	$(225)	$1,911

			June 30, 2012
Amortizable Intangible Assets	Estimated Useful Lives (months)	Gross Carrying Amount	Accumulated Amortization		Net Carrying Value

Customer relationships	60	$530	$	(75)	$455
Non-competition agreements	36-60	64		(9)	55

Totals		$594	$	(84)	$510

For the three and nine months ended March 31, 2013, the aggregate intangible amortization expense was $90,000 and $141,000, respectively. For the three and nine months ended March 31, 2012, the aggregate intangible amortization expense was $31,000 and $52,000, respectively.

The estimated future amortization expense of intangible assets is as follows (in thousands):

Amount
Three months ended June 30, 2013	$87
Year ended June 30,
2014	351
2015	339
2016	299
2017	191
Thereafter	644
Total	$1,911

8 - Transactions with Related Parties
Effective July 1, 2000, the Company entered into an agreement to lease the corporate office from Green Family Real Estate, LLC, an entity controlled by the Company’s Chairman, for approximately $20,000 per month, plus annual adjustments for inflation, until June 30, 2015 (see Note 14).

In 2000, the Company entered into an agreement to rent on an hourly basis an airplane from Greenway Air, LLC, an entity controlled by the Company’s Chairman. Expenses incurred related to this agreement were approximately $49,000 and $113,000 for the three and nine months ended March 31, 2013 and $8,000 and $33,000 for the three and nine months ended March 31, 2012. In March 2002, the Company purchased a 1% interest in Greenway Air, LLC, for $12,500 and in September 2012 paid $427,000 to purchase an additional 15.75% interest. This investment is recorded at cost in the accompanying balance sheets.

The Company has considered applicable guidance regarding variable interest entities and has determined that neither of these arrangements is such an entity.

The Company has two institutional shareholders who, as of March 31, 2013, collectively owned approximately 42% (24% for one investor and 18% for the other) of the Company’s common stock. One affiliate of each of these institutional shareholders sits on the Company’s Board of Directors. Given this substantial ownership position, these shareholders are able individually, and collectively, to exercise substantial influence over the affairs of the Company.

9 - Credit Facility
The Company’s facility provides financing up to $5.0 million, based on eligible receivables, with interest at LIBOR plus 275 basis points, is secured by a pledge of the Company’s assets and contains customary provisions regarding covenants including a prohibition on payment of cash dividends. There were no amounts outstanding on the credit facility at March 31, 2013, and the full amount of the facility was available. This facility expires in June 2013 and the Company is evaluating its options for a new facility.

10 - Shareholders’ Equity
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

Stock authorized, issued and outstanding, after effect of the foregoing, is summarized (in thousands) as follows:

	March 31, 2013		June 30, 2012
	Common Stock	Preferred	Common Stock	Preferred

Authorized	80,000	20,000	80,000	20,000
Issued	29,734	-	29,122	-
Outstanding	29,734	-	29,122	-

Stock Options - On November 16, 2011, we adopted, and on December 16, 2011, we received shareholder approval of the Greenway Medical Technologies, Inc. 2011 Stock Plan (the “2011 Plan”) which provides for issuance of equity awards for up to 3.0 million shares of our common stock. Effective with the completion of our IPO, equity awards will occur only under the 2011 Plan.  Options granted to purchase shares of our common stock related to this plan were 884,900 for the nine months ended March 31, 2013. No options were granted for the three month period ended March 31, 2013. Options were granted to purchase 3,750 and 334,454 shares of our common stock for the three and nine months ended March 31, 2012, respectively. We also have fully-vested and outstanding options under our 1999 and 2004 Stock Plans; no further grants will be made under either of these prior plans. At March 31, 2013, approximately 3.8 million options were outstanding under all plans. We expense stock compensation costs in the cost of sales, selling, general and administrative and research and development expense line items of our Condensed Statements of Operations over the vesting periods of each grant. For the three and nine months ended March 31, 2013, we expensed $1.0 million and $3.2 million, respectively, and for the three and nine months ended March 31, 2012, we expensed $344,000 and $1.8 million, respectively, in connection with outstanding option awards. As of March 31, 2013, there was $11.4 million of total unrecognized compensation cost related to non-vested awards granted under the various Plans. This cost is expected to be recognized over a period of two years.

11 - Fair Value of Financial Instruments
The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values, principally because of the short-term maturities of these instruments. As provided by their terms, the Company’s Series A and Series B Convertible Preferred Stock issuances were carried at estimated fair value based on the greater of a) liquidation preference including accrued dividends or b) fair value of these instruments largely based on independent appraisals. All preferred stock was converted to common shares upon consummation of our IPO. Results of operations for the nine months ended March 31, 2012 reflect the final adjustment to fair value recorded in connection with this conversion.

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

The Company’s financial instruments measured at fair value as of March 31, 2013, and June 30, 2012, consisted of (in thousands):

	Balance Sheet Classification	Fair Value Hierarchy Category
		Level 1	Level 2	Level 3
At March 31, 2013:
Available-for-sale equity securities	Short-term investments	$15	$11,197	—

At June 30, 2012:
Available-for-sale equity securities	Short-term investments	$45	$29,305	—

12 - Income Taxes
As of March 31, 2013, the Company had gross net operating losses (“NOLs”) of approximately $73 million. These NOLs will be available to offset any future taxable income and will begin to expire in 2021. The Company has also generated research credit carryforwards of approximately $4.1 million. In accordance with ASC 740, Income Taxes, as applied to iterim period tax provisions, the Company has elected to calculate year to date income tax expense for fiscal 2013 instead of applying the annual effective tax rate method. This is due to the significant impact of the Company's permanent differences in relation to projected pre-tax net income for the year. For the three months ended March 31, 2013 and 2012, the effective tax rate, including discrete items attributable to the three months ended March 31, 2013, was 78% and 41%, respectively. For the nine months ended March 31, 2013 and 2012, the effective tax rate, including the effect of aforementioned discrete items, was 65% and 47%, respectively. The effective tax rate for these periods reflects the effect of various permanent differences, principally stock-based compensation related to incentive stock options, and miscellaneous payments to various state jurisdictions which were expensed during the periods.

During the third quarter of fiscal 2013, the American Taxpayer Relief Act of 2012 was signed into law. This law retroactively extended the federal research and experimentation credits for amounts incurred from January 1, 2012 through December 31, 2013. As a result of the retroactive extension of such credits to periods from January 1, 2012, we recorded a tax benefit of approximately $1.6 million for the third quarter of fiscal 2013.

As of March 31, 2013, the Company had no unrecognized tax benefits. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. The Company had no interest or penalties related to unrecognized tax benefits accrued as of March 31, 2013. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase within the next 12 months. However, net operating loss and research credit carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities.

13 - Net Income (Loss) Per Share Available to Common Shareholders
Basic earnings per share available to common shareholders is computed by dividing income (loss) available to common shareholders by the sum of the weighted average number of common shares outstanding during the period. Income (loss) available to common shareholders for the nine months ended March 31, 2012 reflects accretion of preferred stock dividends, preferred stock issue cost and adjustment to recognize the estimated fair value of the put feature ascribed to these securities (See Notes 10 and 11). Diluted income per share gives effect to all potentially dilutive common share equivalents outstanding during the period. Such potentially dilutive common share equivalents included Series A and B Preferred Stock convertible into 8.8 million shares of common stock and fully converted as of March 31, 2012; there were no outstanding warrants at March 31, 2013 and warrants for common shares totaling 121,000 were outstanding at March 31, 2012; and stock options outstanding for 1.2 and 1.3 million shares of common for the three months ended March 31, 2013 and 2012, respectively, and 1.2 and 1.3 million shares for the nine months ended March 31, 2013 and 2012, respectively. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method. The computation of diluted income (loss) per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings.

14 - Leases and Other Commitments
As discussed in Note 8, the Company leases office space from related parties under operating leases through 2015. Rental expense for all building and equipment leases totaled approximately $525,000 and $1.4 million for the three and nine months ended March 31, 2013 and $421,000 and $876,000 for the three and nine months ended March 31, 2012, respectively.

15 - Segment Information
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

Our technology solutions and services are designed to address the needs of providers in various settings: independent physician practices, group practices, hospital-affiliated and hospital-owned clinics and practices, retail clinics, employer clinics, university and academic centers, federally-qualified health centers (“FQHCs”), community health centers (“CHCs”), accountable care communities (“ACCs”) and accountable care organizations (“ACOs”), and integrated delivery networks (“IDNs”).  As providers’ needs evolve, our scalable platform allows for the efficient development and integration of new solutions, which we refer to as our innovation platform. Our solutions are available on either a cloud-based or, with respect to PrimeSUITE, a premise-based model.

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

In order for us to continue to deliver on this commitment to our providers we are committed to investing in our innovation platform and managed business services to address the trends and challenges we believe will affect our providers now and in the future. We will invest in the development of new products and enhancements to existing products that we believe present opportunities for substantial efficiencies to ourselves and our providers’ businesses. In responding to the acceleration of EHR adoption, government regulations such as the HITECH Act and ARRA, and other market trends such as increasing consumerism, the shift to quality-based reimbursement and the focus on improving the coordination of care among providers, we also face the following opportunities, challenges and risks, which could impact our business:

●
Maintaining Adequate Capacity to Satisfy Changing Market Demand. We have taken steps to position ourselves to take advantage of expected changes in market demand by appropriately calibrating our direct sales force, enhancing our relationships with strategic alliance partners with established sales forces and modulating our systems installation capacity by utilizing third-party training and implementation specialists certified in PrimeSUITE deployment. While we believe these steps are sufficient to address expected changes demand, additional investments and steps may be required.

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

●
Demand by Provider Groups, Both Small and Large,  Could Accelerate Transition to Cloud-based Model. The adoption of EHR by the large untapped market of smaller provider customers and their greater need to minimize capital outlays could accelerate adoption of cloud-based arrangements as opposed to perpetual licensing arrangements. As well, enterprise-type customers are increasingly choosing cloud-based deployment of technology. While additional cloud-based arrangements will result in increased recurring revenue over a longer period of time than we have achieved historically, near-term revenue would be reduced as a result while costs associated with these sales would still be expensed currently. Additionally, training and implementation revenue associated with cloud-based deployments is subject to deferral over extended periods which further reduces near-term revenue.

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

We classify our revenue as: (1) Systems Sales, (2) Training and Consulting Services, (3) Support Services, and (4) Electronic Data Interchange and Business Services. Systems Sales are products comprised of software licenses, primarily PrimeSUITE, and related hardware and third-party software. Training and Consulting Services include implementation, training and consulting associated with Systems Sales and our other technologies as well. Support Services includes revenues derived from support provided to our premise-based customers as well as all the solutions we offer on a per user or transaction basis, such as PrimePATIENT and PrimeEXCHANGE, and third-party database charges. Electronic Data Interchange and Business Services include third-party charges for patient claims, statements and eligibility, and clinically-driven RCM and EHR-enabled research services.

As our installed customer base continues to grow, we anticipate that Support Services and Electronic Data Interchange and Business Services, particularly our clinically-driven RCM services, all of  which are recurring in nature, will expand as a percentage of our total revenue. As cloud-based offerings continue to gain acceptance, we anticipate and are currently observing increased migration toward this model for our core PrimeSUITE application. Historically, we have experienced moderate seasonality to our annual revenue with the smallest percentage of sales typically occurring in our first fiscal quarter due primarily to provider purchasing patterns. See “Results of Operations” for more information.

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

Results of Operations

The following table sets forth revenue and cost of revenue by category for the three and nine months ended March 31, 2013, as compared to the comparable periods of the prior year:

	Three Months Ended March 31,				Change
	2013		2012		Increase (Decrease)
	Amount (000’s)	Percentage	Amount (000’s)	Percentage	Amount (000’s)	Percentage
Revenue:

System sales	$10,430	31%	$10,271	31%	$159	2%
Training and consulting services	4,243	13%	7,643	23%	(3,400)	(44)%
Support services	11,375	34%	8,741	27%	2,634	30%
Electronic data interchange and business services	7,775	23%	6,210	19%	1,565	25%

Total revenue	33,823	100%	32,865	100%	958	3%

Cost of revenue:

System sales	5,221	50%	2,558	25%	2,663	104%
Training and consulting services	3,281	77%	5,355	70%	(2,074)	(39)%
Support services	3,340	29%	2,691	31%	649	24%
Electronic data interchange and business services	5,130	66%	4,226	68%	904	21%

Total cost of revenue	16,972	50%	14,830	45%	2,142	14%

	Nine Months Ended March 31,				Change
	2013		2012		Increase (Decrease)
	Amount (000’s)	Percentage	Amount (000’s)	Percentage	Amount (000’s)	Percentage
Revenue:

System sales	$30,103	30%	$26,125	30%	$3,978	15%
Training and consulting services	15,213	15%	20,547	23%	(5,334)	(26)%
Support services	32,726	33%	23,508	27%	9,218	39%
Electronic data interchange and business services	21,276	21%	17,458	20%	3,818	22%

Total revenue	99,318	100%	87,638	100%	11,680	13%

Cost of revenue:

System sales	12,643	42%	7,166	27%	5,477	76%
Training and consulting services	11,195	74%	14,347	70%	(3,152)	(22)%
Support services	9,654	29%	7,620	32%	2,034	27%
Electronic data interchange and business services	13,723	64%	12,201	70%	1,522	12%

Total cost of revenue	47,215	48%	41,334	47%	5,881	14%

Revenue. Total revenue was $33.8 million for the three months ended March 31, 2013, compared to $32.9 million for the three months ended March 31, 2012, an increase of $.9 million or 3%. Systems sales grew by 2%, support services and electronic data interchange and business services grew 30% and 25%, respectively, while training and consulting services declined 44%. Overall the revenues from systems sales and training and consulting services, which we characterize as one-time in nature, declined 18% from the comparable period of 2012. On the other hand, revenues from support services and electronic data interchange and business services, which we characterize as recurring in nature, grew 28% over the year-ago quarter and accounted for 57% of total revenue.

The current quarter’s trend in systems sales and training and consulting services reflects fewer transactions overall in the current quarter and the impact of timing of implementation services for several larger customers. We believe these factors are due principally to the accelerated pace at which provider groups are choosing the cloud-based deployment model for our PrimeSUITE solution; which reduces licenses, training and consulting revenue recognizable currently in favor of subscription-based, recurring revenue, as well as the increasing number of opportunities in the market segment captioned “enterprise” which we define as a hospital or health system. Enterprise opportunities are typically larger transactions with longer sales and implementation cycles which influence the timing of booking the business and recording the revenue. Additionally, such customers often prefer to assume portions of the system implementation which can mean fewer hours of training and consulting services associated with such transactions. The lessening influence on buying patterns of the “Meaningful Use” regulatory regime is also a contributing factor which stimulated demand in prior periods to a greater extent than is now the case; impacting license revenues as well as training and consulting services. Further, the required deferral, over an extended period, of implementation-related revenue in connection with cloud-based deployments of our solutions, principally PrimeSUITE, negatively affects current revenue recognition for training and consulting services for these transactions. These trends are likely to continue influencing results in the near term as we continue executing the planned transition of our business to the recurring revenue model our cloud-based solutions were designed to take advantage of.

Support services, electronic data interchange and business services are recurring in nature and growth in this revenue is largely attributable to our growing customer base. Our ability to sell additional products, including the cloud-based version of our core PrimeSUITE offering, and services to our existing customer base also benefitted revenue growth in the three months ended March 31, 2013, compared to the same period of the prior year.

For the nine months ended March 31, 2013, total revenue was $99.3 million compared to $87.6 million for the nine months ended March 31, 2012, an increase of $11.7 million or 13%. Systems sales grew by $4.0 million or 15%, support services and electronic data interchange and business services grew 39% and 22%, respectively, while training and consulting services declined 26%.

Cost of Revenue. Total cost of revenue was $17.0 million for the three months ended March 31, 2013, compared to $14.8 million for the three months ended March 31, 2012, an increase of $2.2 million or 14%. Cost of systems sales increased by 104%, cost of support services and electronic data interchange and business services grew 24% and 21%, respectively, while cost of training and consulting services declined 39%. On an overall basis, gross profit margins were 50% for the three months ended March 31, 2013, as compared to 55% for the same period of the prior year.

The cost of sales trend in the quarter resulted from a combination of factors; including a sales mix with higher-margin support services that contributed increased revenue and margin for the period as compared to the third quarter of fiscal 2012. Improved margins for support services and electronic data interchange and business services were also realized in the current quarter. Support services margins and electronic data interchange and business services margins continue to improve due to customers’ adoption of higher-margin innovations and to improvements in margin profiles of various services offerings that involve third parties. These beneficial effects were more than offset by 1) the impact of training and consulting services that, although reflected improved gross margins, experienced a significant decline in overall revenue driven by lower utilization in the quarter and thus gross profit; 2) $634,000 in increased amortization of software development costs and recently-acquired technology, and 3) the impact on the margin profile of systems sales for on-going, lower margin, development work we are currently doing for a certain customer.

For the nine months ended March 31, 2013, total cost of goods sold was $47.2 million compared to $41.3 million for the nine months ended March 31, 2012, an increase of $5.9 million or 14%. Cost of systems sales grew by $5.5 million or 76%, cost of support services and electronic data interchange and business services grew 27% and 12%, respectively, while cost of training and consulting services declined 22%.

Sales, General and Administrative. Total SG&A expenses were $15.1 million for the three months ended March 31, 2013, compared to $11.8 million for the three months ended March 31, 2012, an increase of $3.3 million or 28%. Growth in SG&A is largely a result of the required infrastructure to support the overall growth in the business. Approximately 3% of the increase in the current period is related to integration of the acquisitions we made in the previous quarter. We have increased headcount and related costs and have made other investments in sales, marketing and advertising which we believe positions us to capture increased market share in what we believe will be an expanding market over the next several years. Additionally, implementation of our long-term equity incentive plan increased stock-based compensation by $573,000 for the three months ended March 31, 2013 as compared to the year-ago period. Further, growth in our headcount and professional services related to implementation of a new suite of business tools has increased SG&A costs for subscription to these services. As a percentage of revenue, SG&A was 45% for the three months ended March 31, 2013, compared to 36% for the three months ended March 31, 2012.

For the nine months ended March 31, 2013, total SG&A was $43.2 million compared to $34.0 million for the comparable period of 2012, an increase of $9.2 million or 27%. As a percentage of total revenue, SG&A was 43% for the nine months ended March 31, 2013, compared to 39% for the nine months ended March 31, 2012. We believe that investments in our growth and related infrastructure can be leveraged to maintain our sales growth in future years without a proportionate increase in cost. We will also diligently manage the cost structure as we accelerate transition to the recurring revenue model.

Research and Development Expenses. Research and development expenses were $4.6 million for the three months ended March 31, 2013, compared to $4.0 million for the three months ended March 31, 2012, an increase of $534,000 or 13%. The increases are largely related to compensation, including stock-based compensation of $101,000, benefits and related costs for additional headcount and to increased costs related to the expanded platform of development tools. Our innovation platform requires continuing investment in research and development, which evolves to meet the needs of our customers, our market and industry regulators. In addition to research and development to support our innovation platform, we develop new products and enhance functionality of existing products. These application development costs are capitalized once technological feasibility is attained and capitalization ceases once the technology is available for market. Capitalized software development costs were approximately $4.1 million and $3.1 million for the three months ended March 31, 2013 and 2012, respectively. Amortization of capitalized software development costs totaled approximately $1.0 million and $595,000 for the three months ended March 31, 2013 and 2012, respectively. We will also modulate our platform investments as appropriate to our accelerating transition to our cloud-based platform for PrimeSUITE.

For the nine months ended March 31, 2013, research and development expenses were $13.8 million compared to $11.0 million for the comparable period of 2012, an increase of $2.8 million or 25%. Capitalized software development costs were approximately $10.6 million and $9.0 million for the nine months ended March 31, 2013 and 2012, respectively. Amortization of capitalized software development costs totaled approximately $3.1 million and $1.1 million for the nine months ended March 31, 2013 and 2012, respectively.

Interest and Other Expenses. Interest and investment income, net of interest (expense), was approximately $38,000 for the three months ended March 31, 2013, compared to $50,000 for the three months ended March 31, 2012.  For the nine month periods of 2013 and 2012, interest and investment income, net of interest (expense), was $311,000 and $42,000, respectively, due largely to realized gains in the 2013 period.

Other income (expense) net, principally bank fees, was approximately $(16,000) and $65,000 for the three months ended March 31, 2013 and 2012, respectively, and approximately $(57,000) and $(22,000) for the nine months ended March 31, 2013 and 2012, respectively.

Income Taxes. The Company has available net operating losses and credits for research and development to offset taxable income and tax expense. These and other temporary differences result in net deferred tax assets. The tax benefit for the three and nine months ended March 31, 2013, including the effect of items discrete to the current quarter, principally a $1.6 million credit for retroactive reinstatement of research and development credits as described below, are effective tax rates of approximately (78%) and (65%), respectively. For fiscal 2013, we are calculating year to date income tax expense instead of applying the annual effective tax rate method. This is due to the significant impact of our permanent differences, principally stock-based compensation related to incentive stock options in relation to projected pre-tax net income for the year. The tax provision for the three and nine months ended March 31, 2012 are effective rates of 41% and 47%, respectively.

During the third quarter of fiscal 2013, the American Taxpayer Relief Act of 2012 was signed into law. This law retroactively extended the federal research and experimentation credits for amounts incurred from January 1, 2012 through December 31, 2013. As a result of the retroactive extension of such credits to periods from January 1, 2012, we recorded a tax benefit of approximately $1.6 million for the third quarter of fiscal 2013.

Liquidity and Capital Resources

Our principal capital requirements are to fund operations. We have typically funded our capital needs from operating cash flow augmented by proceeds from the exercise of warrants in connection with a 2009 tender offer made by certain of our institutional investors and our February 2012 IPO. We currently have no outstanding indebtedness. In March 2011, we entered into a loan agreement with Bank of America, N.A. This facility provides financing up to $5.0 million (based on eligible receivables) with interest at LIBOR plus 275 basis points, is secured by a pledge of the Company’s assets and contains customary provisions regarding covenants. The financial covenants require us to maintain a leverage ratio not exceeding 2:1 and an EBITDA to interest expense ratio of at least 3:1. At March 31, 2013, we were in compliance with these covenants and there were no amounts outstanding on the credit facility. This facility expires in June 2013 and the Company is currently evaluating its options for a new facility.

We are not an especially capital-intensive business. Our capital expenditures heretofore have comprised technology, fixtures and equipment to accommodate our growth and we acquired and renovated a building placed into service in 2011. Additionally, we capitalize the application development costs for new technology and enhancements to our innovation platform. Funding for all of these expenditures came from existing resources. We recently completed construction of new facilities at a cost of approximately $13 million to accommodate the growth of our business. We believe that our current cash, short-term investments and funds available under our credit facility or, if required, other financing combined with our anticipated cash flow from operations and the proceeds of our February 2012 IPO will be sufficient to meet our working capital and capital expenditure needs for the next 12 months and for a reasonable period thereafter.

Cash Flow Summary

Cash and cash equivalents were $2.0 million at March 31, 2013, as compared with $5.6 million at June 30, 2012. As of March 31, 2013, and June 30, 2012, we also had $11.2 and $29.4 million, respectively, in short-term investments classified as available for sale.

Operating Activities

Cash provided by operating activities was $1.4 million for the nine months ended March 31, 2013, comprised primarily of $1.6 million net loss, increased by $3.0 million for a deferred tax benefit and offset by net noncash charges consisting of net stock compensation expense of $3.2 million, depreciation and amortization of $6.0 million and provision for bad debts of $1.6 million. Net changes in working capital required $4.9 million cash from operations, attributable principally to a $4.4 million decrease in accounts payable and accrued liabilities, a $2.5 million decrease in deferred revenue offset by $1.7 million decrease in accounts receivable and $306,000 decrease in prepaids, inventory and other current assets.

Cash provided by operating activities was $4.9 million for the nine months ended March 31, 2012, comprised primarily of $705,000 net income, increased by net noncash charges consisting of $507,000 provision for deferred income taxes, net stock compensation expense of $1.8 million, depreciation and amortization of $2.9 million and provision for bad debts of $1.0 million. Net changes in working capital required $2.0 million cash from operations, attributable principally to a $6.3 million increase in accounts receivable, a $1.4 million increase in prepaids, inventory and other current assets offset by $5.0 million increase in accounts payable and accrued liabilities and $835,000 increase in deferred revenue.

The net change in working capital required in the current period as compared to fiscal 2012 is primarily related to a decrease in deferred revenue representing a decline in customer deposits for licenses and training as our business continues the ongoing planned transition from licenses to subscriptions for our solutions.

Investing Activities

As of March 31, 2013, we had net short-term investments of $11.2 million. Our policy is to invest only in fixed income instruments denominated and payable in U.S. dollars, including obligations of the U.S. government and its agencies, money market instruments, commercial paper, certificates of deposit, bankers’ acceptances, corporate bonds of U.S. companies, municipal securities and asset backed securities. We do not invest in auction rate securities, futures contracts, or hedging instruments. Securities of a single issuer valued at cost at the time of purchase should not exceed 10% of the market value of the portfolio but securities issued by the U.S. Treasury and U.S. government agencies are specifically exempted from these restrictions. The final maturity of each security within the portfolio should not exceed 24 months.

For the nine months ended March 31, 2013, our net use of cash for investing activities was $7.0 million. Net sales of short-term investments provided $18.1 million. We invested $7.8 million for purchases of property and equipment finalizing construction of our new facilities, $10.6 million for capitalized software development of our innovation platform and $6.8 million for acquisitions of a business and developed technology.

For the nine months ended March 31, 2012, our net use of cash for investing activities was $39.1 million. We invested $20.9 million in net purchases of short-term investments, $6.2 million for purchases of property and equipment including in-progress construction of our new facilities, $9.0 million for capitalized software development of our innovation platform and we paid $3.0 million to acquire a business and developed technology.

Financing Activities

For the nine months ended March 31, 2013, we had cash provided from financing activities of $2.1 million principally $3.2 million proceeds from exercise of options and warrants offset by payment of $1.0 million in contingent consideration for a prior acquisition. For the nine months ended March 31, 2012, we had cash provided from financing activities of $33.6 million consisting of proceeds of $56.4 million, net of issue costs and expenses, from sale of common stock in our public offering. We paid $23.3 million to holders of our preferred stock which was all converted to common in conjunction with the offering. We also had proceeds of $611,000 from exercise of stock options and warrants and paid $111,000 on an obligation for acquired technology.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A	RISK FACTORS.

With the exception of the risk factor below, there have been no material changes with respect to our Annual Report on Form 10-K for the year ended June 30, 2012.

We are an emerging growth company (“EGC”) and we cannot be certain if the reduced disclosure and exemption from the auditor attestation requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an EGC as defined in the  Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. We have decided to take advantage of certain of those exemptions as follows: we will not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes–Oxley Act of 2002; we will not hold non–binding advisory votes on executive compensation or seek stockholder approval of any golden parachute payments not previously approved; and we may provide reduced disclosure regarding executive compensation in our periodic reports and proxy statements. While our independent auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an EGC, our management will be required to provide its assessment of the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ended June 30, 2013, and we will be required to disclose changes made in our internal control and procedures on a quarterly basis. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We also cannot predict if the failure to seek independent auditor attestation of our internal controls over financial reporting pursuant to Section 404 will cause certain inadequacies or weaknesses in our internal controls to go undetected.

We will remain an EGC until earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in February 2012, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

As previously disclosed, we are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”. We have decided to take advantage of certain of those exemptions including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes–Oxley Act of 2002 and exemptions from the requirements of holding a non–binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Management will be required to provide its assessment of the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ended June 30, 2013. In addition, we will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company”.  Finally, we will not take advantage of and have irrevocably opted out of the extended transition period provided by the JOBS Act for complying with new or revised accounting standards.

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

May 9, 2013	GREENWAY MEDICAL
TECHNOLOGIES, INC.

	By:	/s/ Wyche T. Green, III
Wyche T. Green, III
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ James A. Cochran
James A. Cochran
Chief Financial Officer
(Principal Financial and Accounting Officer)