Form 10-K
period 2013-06-30
GREENWAY MEDICAL TECHNOLOGIES INC
filed 2013-09-13
CIK 1080747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35413

Greenway Medical Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	58-2412516
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

100 Greenway Boulevard
Carrollton, GA	30117
(Address of Principal Executive Offices)	(Zip Code)

(770) 836-3100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	New York Stock Exchange

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was $221,838,000 based on the closing price on the New York Stock Exchange on December 31, 2012 of $15.36 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of September 10, 2013 was 29,812,849.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed in connection with the registrant’s 2013 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

GREENWAY MEDICAL TECHNOLOGIES, INC.
FORM 10-K—ANNUAL REPORT
For the Fiscal Year Ended June 30, 2013

Forward-Looking Statements:

This Form 10-K contains “forward-looking statements” about Greenway Medical Technologies, Inc. (also referred to herein as “we”, “our”, “us”, “Company”, “Greenway” or “Greenway Medical”) that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in “Part I, Item 1. - Business”, Part I, Item 1A—”Risk Factors” and Part II, Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” but appear throughout this Form 10-K. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality, volatility of our common stock, financial condition or other future financial or business performance, strategies, expectations, or business prospects, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition.

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
●           reduced disclosures as an emerging growth company could make our common stock less attractive to investors;
●           failure to prevent disruptions in service or damage to our third-party providers’ data centers;
●           failure to avoid liability for the use of content we provide;
●           accelerated transition to a subscription pricing model, which would reduce our near-term revenues;
●           regulation of the healthcare information technology industry;
●           our ability to ensure our solutions meet industry and government standards;
●	failure to maintain adequate security measures for our customers confidential information and personal identifiable information and patient’s protected health information;
●           our ability to obtain new provider customers;
●           failure of the HITECH Act and other incentive programs to be fully implemented or funded by the government;
●           our ability to capitalize on our strategic relationships as currently intended;
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

Overview

We are a leading provider of integrated information technology solutions and managed business services to Healthcare Providers (defined below) throughout the United States. We serve physician and midlevel providers, many of whom are organized in group practices that are independent, part of healthcare enterprises, or owned by hospitals, as well as retail and other ambulatory clinics, and alternate care venues (collectively, hereafter “Healthcare Providers”). At the core of our suite of solutions and services is the PrimeSUITE platform, our award-winning, innovative and flexible software and business services solutions for Healthcare Providers. PrimeSUITE integrates clinical, financial and administrative functionality; including electronic health record “EHR”, practice management “PM” and interoperability capabilities. We developed PrimeSUITE in a way that employs an efficient and effective database structure that gives providers a comprehensive view of the patient record. Thousands of care providers across primary care and more than 39 specialties and sub-specialties use cloud-based or on-premise Greenway® solutions to improve outcomes.

We believe that our approach supports efficient workflows throughout each patient encounter, reduces clinical and administrative errors and allows for the seamless exchange of data between our provider customers and the broader healthcare community. We augment our software solutions by offering an expanded array of integrated business and data services, including revenue cycle management (“RCM”) and EHR-enabled research services. By integrating clinical, financial and administrative data and processes, our solutions and services enable providers to deliver more advanced care and improve their efficiency and profitability. Based on our own internal tracking data, over 14,600 providers, which we define as physicians, nurses, nurse practitioners, and physician assistants, use our solutions and services to deliver care to and manage the clinical, financial and administrative information of over 25 million patients treated annually. Our technology solutions and services address the needs of providers in all ambulatory settings: independent physician practices, multi-specialty group practices, hospital-affiliated and hospital-owned clinics and practices, retail clinics, employer clinics, university and academic health centers, federally qualified health centers (“FQHCs”), community health centers (“CHCs”), integrated delivery networks (“IDNs”), patient-centered medical homes (“PCMHs”), accountable care communities (“ACCs”) and accountable care organizations (“ACOs”). Our technology platform, which reflects over 14 years of development, is available as either a remotely hosted cloud-based solution or a premise-based model, and is scalable to serve the needs of provider groups of any size. As providers’ needs evolve, our platform allows for the efficient development and integration of new solutions, which we refer to as our innovation platform.

The Healthcare Provider market for smaller physician practices has historically been underpenetrated and installed systems are often underutilized. Adoption of these technologies has been low for several reasons including resistance among providers to making the required investment, as well as concerns that creating and managing electronic records may disrupt clinical care and administrative workflows. The adoption rate of technology solutions for the ambulatory market is accelerating as more providers achieve benefits from these solutions, including increased efficiencies and associated return on investment from adoption of solutions such as PrimeSUITE. Through legislative and regulatory action, the government has provided additional financial incentives and implementation support for ambulatory providers to adopt EHR solutions, and providers have responded by seeking fully integrated EHR, practice management and associated technology and service solutions. Several emerging trends impacting consumers and providers, including increasing consumer involvement in clinical quality measures, more financial responsibility for care shifted to the consumer, as well as shifts in provider reimbursement to quality-based systems, an emerging focus on improving the coordination of care among providers and changing scope of practice among clinical professionals, are creating strong incentives for the adoption of technologies that meet the needs of a rapidly changing ambulatory healthcare environment.

We believe the Company’s technology solutions are competitively positioned to penetrate this market opportunity and to take advantage of emerging trends for Healthcare Providers. These market trends can be categorized into a demand for improved care coordination, interoperability, mobility, consumerism and data liquidity. Our integrated technology solution is consistently rated among the best in the industry. Since 2004, PrimeSUITE has received 13 “Best in KLAS” awards in ambulatory EHR and PM categories; the most amongst our competitors. KLAS is an independent body that measures healthcare technology vendor performance.

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

During fiscal year ended June 30, 2013, our total revenue was $134.8 million and our operating loss was $6.9 million compared to $124.0 million and operating income of $4.9 million for the year ended June 30, 2012, and $89.8 million and operating income of $3.8 million for the year ended June 30, 2011.

Industry Overview

Healthcare in the United States has historically been provided through two different settings: ambulatory or outpatient care, which includes physician offices, outpatient surgery centers, employer and retail clinics; and acute, or inpatient care, which is primarily hospitals. There is an increasing focus on delivering high-quality care in the most cost-effective and convenient setting, which is causing a shift in care delivery from acute care to traditional ambulatory providers as well as from traditional ambulatory providers to retail clinics. This shift is increasing the volume and changing the types of care delivered by the provider. This pattern is expected to continue as a result of the availability of accountable care and value-based medicine care delivery and payment models, pressures to lower costs, demographic trends, increasing awareness of the effectiveness of preventive care and early diagnosis in ambulatory settings to avoid, or reduce hospital admissions, and the anticipated expanded health insurance coverage provided for by healthcare reform provisions. Healthcare Providers, in return, are responding to these trends by adding retail clinics and other, more convenient and lower cost options to their offerings.

In addition to increased ambulatory care volume, providers face financial and operating challenges related to pressure on reimbursement rates and intensifying documentation, administration and regulatory requirements. Over the past several years, reimbursement has not grown at the same rate as the underlying cost of delivering care. Furthermore, the increasing complexity of the reimbursement process, including the new claims coding standards, as well as the proliferation of consumer-oriented health plan designs have led to added administrative burdens for providers. In an effort to align provider incentives with improved quality of care and cost efficiencies, payers are introducing new payment methodologies that tie reimbursement to providers’ ability to coordinate care and to demonstrate improved patient outcomes.

The significant burdens created by this changing environment have created an opportunity in the marketplace for innovative software solutions critical to providers, as legacy systems may not adequately support their needs. Ambulatory providers have traditionally used practice management solutions to manage their financial and administrative functions, but have been slow to convert their clinical workflows from paper charts to digital systems. The use of paper records can restrict the throughput of the provider and prevent the efficient collection and sharing of critical information. This can cause clinical errors such as adverse drug interactions and result in failure to accurately document the clinical services provided, which leads to lower reimbursement for services rendered and a greater rate of denied claims. The ability for ambulatory providers to enter and store discrete clinical data in EHRs has become more important in recent years in order to address emerging industry trends including coordination of care and pay-for-performance, as well as community-wide quality reporting initiatives that require interoperable technology solutions. We believe the implementation of integrated EHR/PM solutions provides a compelling return on investment to providers by enhancing clinical and administrative workflow, improving the quality of care, reducing administrative staff, and increasing cash flow by tracking a medical procedure from claim submission to payment. Despite the clinical and financial advantages of EHR solutions, their adoption rates by ambulatory providers have been substantially lower than those of PM solutions. According to the U.S. Centers for Disease Control and Prevention, in 2012 approximately 70% of providers had implemented at least a basic EHR technology. It is estimated that a much smaller percentage of providers that have EHR systems fully utilize the technology in daily practice. Adoption of these technologies has been low for several reasons including the cost of acquiring, implementing and supporting the technology as well as the fear of disrupting clinical and administrative workflows. Further, many alternative systems in use today require keying in the same information multiple times. This results in low utilization and customer dissatisfaction with the product.

Market Opportunity

Our solutions and services are marketed to Healthcare Providers including independent physician practices, multi-specialty group practices, hospital-affiliated and hospital-owned clinics and practices, retail clinics, employer clinics, university and academic health centers, FQHCs, CHCs, IDNs, PCMHs, ACCs, and ACOs.

We estimate the current market for our solutions and services to be approximately $35 billion. We believe our potential customer base includes approximately 638,000 physicians at over 230,000 practices as well as approximately 3,500 retail and employer-based clinics that employ (or contract with) an additional 8,000 providers. These physician, practices, retail clinical numbers that are quoted necessarily exclude one significant customer that gives us access to over 8,000 retail pharmacies and that include 350 retail clinics throughout the United States. The Company is in production at approximately 7% of these stores and are expected to be active at all stores by the end of Fiscal 2014. Our core ambulatory solution, PrimeSUITE, services an estimated $10 billion market. While slightly more than 70% of the EHR/PM market is penetrated, only 10% of providers fully utilize their installed EHR solution. Further, we believe that the replacement market is large, and growing, as a number of provider groups are looking to migrate from legacy systems to solutions that offer a more efficient database structure, fully integrated technology and related business services that will comply with increasingly complex clinical and financial reporting requirements. The markets for certain of our other solutions include $16 billion for our RCM services, $3.5 billion for our data exchange solution, and $2 billion for our speech understanding solution. However, we operate in a competitive industry, and there is no guarantee that providers that have not implemented EHR/PM solutions or those that do not fully utilize their current solutions will choose to implement or fully utilize our products.

Several factors are encouraging adoption of EHR/PM solutions and related technologies and services by ambulatory providers and we believe will serve to drive the growth of our business.

●
Compelling Return on Investment. We believe providers are becoming increasingly aware of and comfortable with the potential benefits of using integrated EHR/PM solutions including helping them practice more advanced medicine and deliver higher-quality care, while simultaneously improving revenue generation and operating and cost efficiency. These systems can help providers practice more advanced medicine and enhance the quality of the care they deliver, while increasing their efficiency and profitability. Through the adoption and proper use of these solutions, providers can increase revenue and reduce costs. Providers are recognizing the potential of EHR/PM solutions to significantly improve their operations and profitability.  These providers are also demanding more convenient mobile solutions, speech recognition solutions, as well as fully-integrated, clinically driven RCM solutions.

●
Government Initiatives and Incentives. Over the last several years, the government has enacted initiatives to accelerate the adoption of certified EHR solutions. Most importantly, the enacted HITECH Act, part of the American Recovery and Reinvestment Act certified (“ARRA”), specifically targeted healthcare by providing a substantial amount of incentives to Healthcare Providers by Medicare and Medicaid programs to encourage the adoption of certified EHR products in the ambulatory market. Eligible professionals who qualify can receive financial incentives from Medicare or Medicaid. In order to qualify for these incentives, providers must achieve “meaningful use” of their certified EHR solutions. Meaningful use criteria have helped to establish standards for EHR products, resulting in higher adoption rates among providers.

●
Trends in the Evolving Ambulatory Market. Three major trends impacting ambulatory providers are: (i) greater electronification of health data, which includes adoption of ambulatory technology solutions and the inter-operability of solutions across the broader healthcare community; (ii) growing consumerism, including more consumer participation in reimbursing providers, and (iii) greater interest in measuring quality outcomes; and initiatives aimed at improving population health. The electronic capture and exchange of health information is becoming standardized within the ambulatory market, leading to heightened interest in and need for interoperable technology solutions that achieve data liquidity. Furthermore, as patients are increasingly responsible for paying for the care they receive, they are becoming more engaged in decisions about which providers to use. Similar to consumers in other industries, patients weigh factors such as cost, quality, convenience and overall experience when selecting where to receive their care. Finally, providers want to deliver the most advanced care possible and participate in the improvement of population health. This may include participation by Healthcare Providers in clinical trials or contributing to health surveillance initiatives. Ambulatory providers now understand that the adoption of integrated EHR/PM and related technology solutions can help them succeed in this evolving and complex market by taking advantage of these key trends.

We believe that many existing EHR and PM technology vendors do not adequately meet the evolving needs of Healthcare Providers. EHR systems are often difficult to use and disrupt provider workflows, creating inefficiencies and ultimately leading to low adoption rates within provider groups. Additionally, many EHR/PM systems are not integrated, which creates inefficiencies in not only the delivery and documentation of patient care, but also through multiple keying of the same data, which raises the potential for errors and inefficiency and results in a lack of confidence with the system. Lack of interoperability with IT systems in other care settings prevents the exchange of clinical, financial and administrative data within the practice itself, or with the rest of the healthcare community. Finally, many vendors have multiple versions of their software installed across their customer bases, which reduces their ability to provide effective service and support to ambulatory providers. Due in part to these dynamics, 35% to as much as 50% of providers who have adopted EHR solutions indicated that they are considering replacing their EHR systems, according to surveys conducted by KLAS. Greenway Medical has consistently invested in innovation, constantly updating its PrimeSUITE platform, and delivering new versions to existing users. Substantially all of the Company’s customer base operate from the same version of PrimeSUITE which is periodically updated as new features and functionality is released.

Our Solutions

The foundation of our offering is an integrated suite of technology solutions designed for the unique needs and workflows of Healthcare Providers serving patients through multiple platforms. Provider usability, at the point of care, has been the foremost priority in the development, innovation and evolution of our solution. At the core of our solution and service is PrimeSUITE, our award-winning, innovative and flexible software and business services solution for Healthcare Providers. We believe our design and built-in clinical decision support capabilities help providers improve patient safety, quality of care and efficiency. PrimeSUITE has over 3,900 clinical templates, designed for the needs of over 39 specialties and subspecialties. This is a patented process that offers data capture layouts that are intuitive to providers and make it easier to enter patient health information at the point of care. We believe PrimeSUITE’s ease of use has led to more than 90% of our provider customers making full use of PrimeSUITE’s functionality, which we believe is substantially higher than industry averages. Through its design, PrimeSUITE’s functionality addresses the core, day-to-day operations of providers that include documenting clinical information about patients, conditions and treatments, managing revenue collection and finances and conducting necessary administrative tasks. Our fully integrated EHR and PM solutions incorporate clinical, financial, and administrative data within a streamlined database structure and removes the need to re-enter data as the information moves through the process from clinical to administrative to billing and finally, to collection. This allows the EHR and PM systems to operate seamlessly and creates efficiencies between the process of delivering and documenting care and the process of billing and collecting for those same services.

The Company’s product offering has been centered around customer solutions for the industry opportunities that have existed since we began developing our product 14 years ago. They are (i) electronification, which we define as digitizing the paper claims and paper charts from the past, (ii) consumerism, which includes increased patient engagement in managing their health, as well as increasing pressure from employers to make patients more responsible and more aware of their healthcare purchases, and (iii) population health-management, which consists of  enormous amounts of data from healthcare providers that will result in a healthcare system that will be more accountable for quality of care and costs.

Since the initial release of PrimeSUITE, we have introduced additional solutions to enhance electronification, consumerism and population health for the Healthcare Providers. These solutions, which are offered in conjunction with the PrimeSUITE platform, include:

●	PrimeEXCHANGE (Electronification), which facilitates data liquidity by enabling standards-based interoperability of clinical and financial data between providers and the broader healthcare community;

●
PrimePATIENT (Consumerism), a consumer-driven patient portal also enables web-enabled consultations between patients and physicians, often referred to as e-visits that can supplement or replace traditional in-person office visits, save time for both patients and provider, and increase revenue for physicians;

●
PrimeDATACLOUD (Population Health), a collaborative care portal that enables the aggregation of clinical, financial and administrative data across both related and disparate entities and electronic health record systems. The secure aggregation of data makes it possible for healthcare communities to manage population health, access longitudinal health records and report on quality outcomes.

●	PrimeMOBILE (Electronfication), allows providers to access PrimeSUITE from their mobile devices when working remotely;

●
PrimeSPEECH (Electronification), a sophisticated speech understanding solution that simplifies data entry into PrimeSUITE, improving workflow saving time and money that providers currently spend on transcription services; and

●           PrimeIMAGE (Electronification), a photo archive solution for providers.

●           Greenway Clearinghouse (Electronification), an electronic clearinghouse for provider claims,

We have also developed several managed business service offerings that leverage our technology solutions and the integrated PrimeSUITE database. These include:

●           PrimeRCM (Population Health), our clinically-driven revenue cycle management services; and

●	PrimeRESEARCH (Population Health), our EHR-enabled research service that allows providers to participate in clinical research and contribute to population health initiatives.

All of our technology solutions and services work together within the PrimeSUITE platform because of our data structure. Our providers achieve ”ease of use” because our data structure eliminates redundant entry of data when reviewing a record for clinical, administrative or financial functions.

We believe these innovative solutions and services enable us to act as long-term partners with our customers, helping them to achieve success by providing them the following key benefits:

●
Enable the Delivery of Higher-Quality Care and More Advanced Medicine. Our provider customers can deliver higher-quality care and practice more advanced medicine using PrimeSUITE’s clinical decision support capabilities, clinical alerts and reminders, electronic order entry and tracking and active device controls that integrate data from peripheral medical devices directly into the patient’s record. PrimeSUITE’s clinical decision support capabilities assist providers in patient evaluation and diagnosis, evidence-based treatment, error reductions and proper data capture. Our clinical alerts and reminders ensure care is delivered to patients in a timely manner by notifying providers if a patient is due for an exam or test and identifying potential drug contra-indications based on the patient’s medical history. Our electronic order entry application increases the speed and accuracy of ordering, tracking and viewing results of prescriptions and lab tests. Active device controls capture data from peripheral medical devices, and integrate it directly into the patient’s record. Over time, clinical encounter data captured in PrimeSUITE creates a comprehensive electronic healthcare record that enables providers to more effectively identify and proactively address emerging trends in a patient’s health.

●
Deliver Improved Financial Performance. Our solutions enhance provider economics by increasing revenue, improving receivables collection, and reducing administrative costs. They enable increased revenue capture at the point of care, whether in the office or working remotely on a mobile device, and the ability to see more patients due to more efficient workflows. Automated reporting of key metrics, through practice management dashboards, supports the generation of additional revenue by helping the provider track progress towards qualification for available incentive payments, such as those based on improvement in quality measures or for demonstrating use of e-prescribing and certified EHR technology. Reduced administrative costs are realized through reduction or elimination of transcription, paper chart, administrative staff and other costs. Additionally, space currently used to store paper records can be repurposed for revenue-generating activities, including additional exam and procedure rooms.

A series of case studies, conducted on our behalf, studied the return on investment a select group of customers can realize following the implementation of PrimeSUITE. Based on management’s review of these studies, we believe that customers can significantly increase revenue and cash flow from implementation and comprehensive use of the functionality within PrimeSUITE.

●
Enhance the Workflow of the Provider. PrimeSUITE accommodates and supports the unique clinical workflows of providers in over 39 specialties and subspecialties and the financial and administrative workflows of their staff. Through our patented processes for specialty-specific templates, our suite of solutions delivered on the PrimeSUITE platform are adaptable to a provider’s workflow, which results in quick implementation and overcomes their aversion to switch to electronic systems from traditional paper-based records.

The PrimeSUITE database captures and displays the relevant data to each provider or staff member during each step of a patient encounter. PrimeSUITE is designed to allow a patient’s clinical and administrative record to follow the patient from registration to the examination room to check-out and to be accessed and updated by multiple staff members simultaneously during the patient’s visit. Administrative staff use PrimeSUITE to schedule appointments and enter patient information at check-in. Alternatively, patients can use PrimePATIENT, our provider portal solution, to schedule appointments and enter their information online. All demographic, financial and clinical information identified during initial registration, check-in and triage are aggregated and presented to the provider at the point of care. A set of easy-to-use and highly customizable clinical templates capture the provider’s interaction with the patient. This information can be captured through a desktop or tablet when in the office or via a mobile device using PrimeMOBILE when working outside the office. PrimeSUITE enables providers to order prescriptions and lab tests electronically as well as track and view results, thus increasing the speed, quality and accuracy of the care delivered. Clinical information captured during the patient encounter automatically generates recommended evaluation, as well as procedural codes for billing purposes. The integration of clinical, financial and administrative information and its availability to all providers and staff before, during and after patient visits can help providers improve their efficiency.

7

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

Our vision of the future of a smarter healthcare system has guided the development and success of our scalable and flexible PrimeSUITE platform for the last 14 years. We believe our technology enables the seamless creation and addition of new innovations and functionality designed to respond to emerging trends, therefore enhancing the value of our solutions to our customers. Since the introduction of PrimeSUITE we have developed and integrated into PrimeSUITE new solutions to address new trends and advances in technology, including the need for data liquidity and interoperability, patient portal, speech understanding and mobile technology. We have also developed managed business services that leverage the power of our technology solutions to provide clinically-driven revenue cycle services and allow providers to participate in clinical research and contribute to population health initiatives. We believe these innovative solutions and services differentiate us from our competition and enable us to act as long-term partners in the success of our customers.

The following diagram visually represents our suite of technology solutions and managed business services centered on our core PrimeSUITE technology:

Our Strengths

We believe we have the following key competitive strengths:

●
Proven, Long-Term Vision. We partner with Healthcare Providers to enable them to meet the changing needs of the ambulatory market. We have succeeded in developing innovative solutions and services to help providers respond to the key trends in the ambulatory market, which we identified early in our history as electronification, consumerism and improving population health. Our solutions rely on core EHR and PM capabilities, are interoperable and enable easy aggregation and sharing of patient information, enhance physician-patient relationships by providing online self-service options for patients and allowing providers to participate in improving population health through clinical research, health surveillance and disease registries. We continuously monitor themes that will shape the future for ambulatory care and develop innovative solutions and services to help providers succeed in an evolving market.

●
Integrated Technology Model. Our integrated, scalable and flexible technology provides a range of benefits to our customers while also providing us a strong foundation for a sustainable business model. Our architecture has proven to be secure, reliable and support mission-critical operations for over 14,600 providers. Our EHR is based on an individual, integrated database that contains clinical, financial and administrative data and supports exceptional interoperability, data analytics and reporting. We have and will continue to develop a technology model that supports rapid innovation. Using our Greenway Service Manager architecture, our centralized support team can easily update customers to new versions of our solutions and provide monitoring services remotely. Our technology architecture scales to support ambulatory providers ranging from single provider practices to large enterprises with hundreds of providers. Our technology allows customers the flexibility to choose the deployment option they prefer, including either a cloud-based or premise-based model. Furthermore, our cloud-based internal technologies enable us to focus on innovative product and service development while outsourcing non-core activities, such as server hosting, server maintenance, application security and our other IT services. We believe this technology model provides a distinct competitive advantage. We are able to focus resources on our innovative product and service development, our strong customer service and our efficient and centralized customer support model.

●
Superior Customer Service and Support. We believe that successful adoption of our solutions requires partnering with our customers to empower them to utilize our technology to its maximum capability. As such, customer service and support are one of our core priorities. Our commitment to our customers’ success starts during the sales process and continues throughout our relationship, including initial implementation, training, ongoing education and support, as well as continuous development of new functionalities, technology upgrades and business services. In addition to traditional training, we offer on-demand, web-based training options, webinars covering cutting-edge industry topics, such as how customers can meet “meaningful use” incentive criteria, and our annual user conference where customers meet one another, exchange ideas and learn how other customers have used our products and services to improve their businesses. We consider customer input critical to the development of new functionalities and a core part of customer service and support. We deliver a single version of our technology platform to all of our customers, which enable us to deliver “best-in-class” customer support. We offer phone, email and web-based technical and business support 24 hours a day and seven days a week, as well as remote monitoring and upgrade deployment services. We continuously improve our support processes, which leads to faster response and issue resolution times. Our high-quality customer service has contributed to our approximately 95% customer retention rate in a market where it is estimated that 35% to as many as 50% of providers who have adopted EHR technology are considering replacing it.

●
Trusted Brand. We have a trusted and recognized brand with our customers and within our industry. As ambulatory providers compare available EHR solutions across multiple vendors, our recognized brand and reputation for differentiated technology, solutions and services position us for success. Our PrimeSUITE solution has received 13 “Best in KLAS” awards since 2004. PrimseSUITE 2014 (17.0) is 2014 compliant and was certified as a Complete EHR on February 6, 2013 by the Certification Commission for Health Information Technology (CCHIT), an ONC-ATCB, in accordance with the applicable eligible provider certification criteria adopted by the Secretary of Health and Human Services.  The ONC 2014 Edition criteria supports both the Stage 1 and Stage 2 meaningful use measures required to qualify eligible providers and hospitals for funding under the American Recovery and Reinvestment Act (“ARRA”).  Furthermore, PrimeSUITE has been selected as a solution of choice or option by a substantial majority of regional extension centers (“RECs”) with established operations. We believe that word-of-mouth referrals are a significant source of bookings, showing that our customers trust our solutions and services and are willing to recommend us to colleagues. These accolades, combined with our continued involvement in industry initiatives, focus on innovation and high levels of customer service and support, drive increased brand recognition among customers and in our industry.

9

●
Attractive Business Model. Our broad range of solutions and services and our high customer retention rate provide us with a powerful business model. This model has driven our growth rate over the past several years due to our continued ability to sell our core PrimeSUITE solution to new customers and then build upon its success by providing complementary technology solutions and business services. Our high customer retention leads to a growing percentage of recurring revenue from support services, business services such as revenue cycle management and subscription revenue. Recurring revenue represented 55% of total revenue in 2013. The combination of this recurring revenue with our backlog of new business sold provides high revenue visibility. Our integrated technology solution provides operating leverage, allowing us to focus our research and development solely on innovation as opposed to integration of legacy technologies. Furthermore, our cost structure is also more efficient due to the ease of supporting and upgrading our technology platform. These factors help us drive predictable revenue growth and generate greater operating profit.

●
Experienced Management Team. Our management team has significant experience in our industry and a majority of our executives have worked together for more than a decade. In the late 1990s, our team worked with ambulatory providers to develop a vision of the future of the healthcare market, including electronification, increasing consumerism and improved population health. Our team’s vision is now coming to fruition and has driven the design of our innovative solution suite and business services. Our operational teams are organized to optimize our key areas of (i) growth, (ii) innovation and (iii) customer service. Furthermore, our management team has been and remains heavily involved in the industry organizations that set policy and standards for healthcare in general and, more specifically, healthcare information technology. Our leadership efforts have served to establish our reputation for a consistent focus on developing solutions to meet both the current and future needs of providers in an evolving healthcare system.

Our Strategy

Our objective is to be the most trusted and effective provider of technology solutions and managed business services for ambulatory providers. Our principal strategies to meet our objective are:

●
Increase our Share of the Expanding Market for Ambulatory Technology Solutions. We plan to capitalize on the large and growing ambulatory technology market opportunity by leveraging our targeted and multi-pronged sales strategy. We utilize a combination of direct, enterprise, indirect and small practice solutions sales teams, in addition to strategic partners, to attract new customers and drive penetration of PrimeSUITE. We believe our solutions address the most important clinical, financial and administrative needs of our large and growing customer base, and we are experiencing increasing demand for our solutions. Furthermore, as the ambulatory care market expands, we are offering our solutions to a wider range of customers, including FQHCs and employer and retail health clinics and other innovative delivery networks. Our market is underpenetrated and many customers are not satisfied with their current solutions. This dissatisfaction creates substantial opportunity to grow our business by attracting new customers and displacing existing and competitive products.

●
Generate Greater Revenue per Customer by Expanding Their Use of Our Suite of Solutions and Services. We will continue to cross-sell our integrated product and service offerings to customers already using PrimeSUITE. As our customers successfully implement and utilize PrimeSUITE to improve efficiency and profitability of their practices, they increasingly adopt our complementary technologies and managed business services. These technologies include PrimeEXCHANGE, PrimePATIENT, PrimeDATACLOUD, PrimeMOBILE, Greenway Clearinghouse, PrimeSPEECH and PrimeIMAGE, and managed business services include PrimeRCM and PrimeRESEARCH. These solutions fully integrate with PrimeSUITE and its data structure to provide additional technological capabilities, further positioning our customers at the forefront of technology innovation. These solutions are built to work seamlessly with PrimeSUITE. As our customers use more of our solutions and services, we become more critical to their operating infrastructure, further solidifying our partnership with them and generating increased revenue per customer.

10

●
Develop Innovative Solutions for the Evolving Needs of the Ambulatory Provider Market. We continuously monitor and work with our customers to understand the evolving technology needs of the ambulatory provider market. The insights we gather help drive our development of new and innovative solutions and services. Two recent and notable examples are our PrimeRESEARCH and PrimeDATACLOUD solutions. PrimeRESEARCH helps physicians identify opportunities to participate in clinical research studies which simultaneously increase revenue and provide access to cutting edge therapies for their patients. PrimeDATACLOUD is a collaborative care portal that securely and cost-effectively empowers population health through the sharing and aggregation of clinical, financial and administrative data across electronic health record systems in different provider settings. In both cases, these products are used in conjunction with PrimeSUITE and are highly complementary to one another. We will continue to work closely with customers to develop solutions that position them to succeed as the ambulatory care market evolves.

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

Our Products and Services

Our technology solutions and services are fully integrated into PrimeSUITE to address the needs of providers in all ambulatory settings: independent physicians, group practices, hospital-affiliated and hospital-owned clinics and practices, retail clinics, employer clinics, university and academic health centers, FQHCs, CHCs, IDN’s, PCMHs, ACCs and ACOs. to better serve patients and communities, more efficiently manage their practice and increase profitability.

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

Greenway Clearinghouse. Provides a clearinghouse for claims through a number of third party payors. Substantially all our customers use a clearinghouse to submit claims and have them paid. Greenway Clearinghouse will allow the Company to offer a seamless transition from billing and collection within PrimeSUITE through the clearinghouse services.

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

In addition to our technology solutions and managed business services, we provide certain professional services to our customers. Our client services team consists of well-trained and qualified members experienced in, among other disciplines, registered nurse, licensed vocational nurse, practice management, certified coding, consulting, HIPAA compliance, project management and Practice Management Institute certification. These individuals work together along with dedicated members of our customers’ organizations to ensure the success of the implementation of their PrimeSUITE solution infrastructure and improve clinical, administrative or financial processes around our PrimeSUITE solution.

Our comprehensive technology solutions, managed business services and professional services competitively support improved patient care and efficiency for ambulatory providers.

Our Customers

Our customers include independent physician practices, multi-specialty group practices, hospital-affiliated and hospital-owned clinics and practices, retail clinics, employer clinics, university and academic health centers, FQHCs, CHCs, IDNs, PCMHs, ACCs, and ACOs.

We derive our revenue primarily from the sale of our PrimeSUITE software, related hardware and professional services to providers in ambulatory settings. While a sizable amount of the current revenue is made up of perpetual licenses to our customers, our software is easily deployable as a subscription service and many of our applications are currently marketed in that manner. We also derive substantial revenue from our software related services platform, which we believe is more robust than typical software maintenance, and another large percentage of our revenue from transaction processing services. These robust offerings yield a customer retention rate of approximately 95%. We have had no significant customer concentration up through the year ended June 30, 2012. For the year ended June 30, 2013, there was one customer that accounted for 12% of net revenue. There is no other customer that accounted for more than 5% of net revenue for the year ended June 30, 2013 and there is no individual customer that accounts for more than five percent of our revenue for the years ended June 30, 2012 and 2011.

All of our revenues are generated in the United States and 100% of our long-lived assets are located in the United States.

Sales and Marketing

We employ experienced and well-trained sales executives with extensive industry expertise. We primarily sell to our customers through our direct sales force. As of June 30, 2013, we employed approximately 130 sales and marketing employees. Given the experience of our sales team and the constant sharing of market data, competitive intelligence and other relevant information from around the industry, we believe our sales force provides us with a significant competitive advantage. Our sales force promotes and sells our services to new customers and expands the services we provide to our existing customer base. Our marketing efforts focus on creating a strong brand identity for Greenway through industry leadership, trade shows, web strategies, print media, social media and development of industry-related seminars.

To support our commitment to provide exemplary healthcare information technology services to our customers we work closely with several companies in our industry. Together, we deliver the solutions and integrate the tools our customers need to ensure data travels seamlessly throughout their healthcare community. These strategic alliances include relationships with industry leading companies such as Tech Data, CDW, Hewlett-Packard, Microsoft, and Dell.

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

We also have entered into an agreement with McGraw-Hill Higher Education forming McGraw Hill’s Integrated Electronic Health Records: An Online Course and Worktext for Greenway Medical Technologies PrimeSUITE. This product is a comprehensive learning resource offered through McGraw Hill’s Connect Plus. PrimeSUITE is used in conjunction with patient data and the corresponding workbook to gain a better understanding of health information management, practice management, and EHRs. The alliance with McGraw-Hill and academic institutions throughout the nation is part of Greenway’s effort to aid in the creation of a national healthcare education forum.

We pride ourselves on consistent industry leadership. Since our inception, our executives have filled leadership roles within industry trade groups and have supported public policy initiatives affecting the advancement and innovation of healthcare information technology. Highlights of these numerous executive positions include those within the national HIMSS Electronic Health Record Association (“EHR Association”), Health Information Management Systems Society (“HIMSS”), the CCHIT, Clinical Data Interchange Standards Consortium (“CDISC”), National Quality Forum (“NQF”), the CommonWell Health Alliance, the Accountable Care Community of Practice and the Integrating the Healthcare Enterprise (“IHE-USA”) Board of Directors. Additionally, since 2005, members of our leadership team have formally testified before Congress and the administration on numerous occasions and advised several presidential campaigns on healthcare information technology initiatives. This work has contributed to the advancement of critical industry initiatives such as the guidelines for EHR “meaningful use” and accountable care organizations. We believe that our involvement and contributions to these industry initiatives allow us to have relevant and important input in how technology will continue to impact healthcare in the future and is therefore critical to our product development efforts.

Customer Support

Our Customer Support offering is the centerpiece of our value proposition, enabling us to deliver differentiated support through our highly scalable platform. We strive to optimize our customers’ experience through our people and our innovative services, which we believe leads to a successful long-term partnership. We employ physicians who, along with other certified healthcare and technology professionals, are involved in the design, development, deployment and support of all of our services. This collaboration of clinical and technical professionals and our innovative Greenway Service Manager technology enables us to offer industry-leading service in a timely and efficient manner. Our customer support team currently has approximately 120 employees who support our customers through phone, email, and web-based interactions 24 hours a day, seven days a week.

Technology and Development

Our innovation platform utilizes the latest mobile, web and cloud computing technologies, including Microsoft .NET, Microsoft Azure, Force.com and Apple iOS. This platform ensures data flows seamlessly from mobile and remote environments to the integrated EHR/PM and to various health information exchanges. This innovation integrates all clinical, financial and administrative data to promote information sharing and ensure quick user adoption through simple, intuitive tools that optimize daily processes.

Greenway’s platform permits remote access, reduces support costs and ensures cross-platform, multi-location and organizational compatibility.

Throughout our history, we have invested to stay at the forefront of technological trends and changes. We have made the transition to a cloud platform that we believe this will provide the access, security and scalability needed for the future of ambulatory healthcare delivery and positions our Company and our customers well for the future.

Competition

The ambulatory EHR market is fragmented. Our primary competitors in EHR and PM include Allscripts, athenahealth, Cerner, eClinicalWorks, Epic, GE, Quality Systems, and Vitera Healthcare Solutions. Companies compete on factors including price, delivery of new technology, service, quality of implementation and training, on-time implementation, quality of support provided, product response time, ease of use, enhanced workflow and integration goals.

We believe we excel in customer service. Given the referral-based nature of the healthcare industry, we believe our long-term commitment to our customers has enabled us to build a strong reputation around integrity, trust, and innovation.

Intellectual Property

Our success and ability to compete in our industry depend in part on our ability to establish, protect and enforce our intellectual property rights. We rely on a combination of patent, copyright, trademark, trade secret and other related laws and confidentiality policies and contractual provisions to protect, maintain and enforce our proprietary technology and intellectual property rights. We are the owner of 23 registered United States trademarks/service marks. We also have 10 pending United States trademarks or service marks. Our intellectual property portfolio includes various unregistered copyrights and Internet domain names. We currently own five issued United States patents and we have 17 filed patent applications in various stages of examination.

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

The HITECH Act

As discussed above, the HITECH Act provides funds to incentivize physician providers to adopt EHR products, which, beginning in 2011, were allocated to aid the development of an information technology (“IT”) infrastructure for healthcare and to assist providers and other entities in adopting and using healthcare information technology. CMS establishes and oversees the criteria that healthcare providers must meet to receive HITECH Act stimulus funding, while the Office of the National Coordinator for Health Information Technology (“ONC”) establishes and oversees the functionality that EHR products must meet. In order for our customers to qualify for funding under the HITECH Act, our technology must meet various requirements for product certification under the regulations, and must enable our customers to achieve “meaningful use,” as defined under CMS regulations. CMS regulations provide for a phased approach to implementation of the “meaningful use” standards. CMS has defined Stage 1 which focuses on electronically capturing health information in a coded format, implementing decision support, sharing information with patients, testing the ability to change information, and initiating the reporting of clinical quality measurement to CMS. CMS also defined Stage 2 criteria, which is scheduled to take effect in 2014. Stage 2 revises some Stage 1 criteria and builds on Stage 1 in various ways, including an increased focus on encouraging the use of IT for continuous quality improvement at the point of care, the standards-based exchange of information between providers as well as multiple patient engagement initiatives to improve care coordination . Stage 3 criteria, which is scheduled to take effect in 2016, would require eligible professionals to demonstrate the use of EHR technology that builds upon prior stages to demonstrate improvements in population health. For each stage a final rule has been implemented by the ONC to adopt an initial set of standards, implementation specifications and certification criteria to enhance the use of health information technology and support its “meaningful use.” For providers to receive “meaningful use” incentive funds, they must use EHRs that are certified according to regulations put forth by the ONC. Currently, ONC recognizes a variety of Authorized Testing and Certification Bodies (“ATCBs”) eligible to test for and designate that EHRs are certified for “meaningful use” quality reporting. These ONC-ATCBs are the only organizations capable of designating that an EHR is certified for “meaningful use” incentive capture. PrimeSUITE 2014 (v. 17.0) is 2014 compliant and was certified as a Complete EHR on February 6, 2013 by the Certification Commission for Health Information Technology (CCHIT), an ONC-ATCB, in accordance with the applicable eligible provider certification criteria adopted by the Secretary of Health and Human Services. The ONC 2014 Edition criteria supports both the Stage 1 and Stage 2 meaningful use measures required to qualify eligible providers and hospitals for funding under the American Recovery and Reinvestment Act (“ARRA”).

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

As a result of our dealings with clients and others in the medical industry, which may be considered covered entities under or otherwise subject to the requirements of HIPAA, we are, in some circumstances, considered a business associate under HIPAA. As a business associate, we are subject to the HIPAA requirements relating to the privacy and security of protected health information. Among other things, HIPAA requires business associates to (i) maintain physical and technical and administrative safeguards to prevent protected health information from misuse, (ii) report security incidents and other inappropriate uses or disclosures of the information, including to individuals and governmental authorities, and (iii) assist covered entities from which we obtain health information with certain of their duties under HIPAA. Further, a limited portion of our business which operates a clearinghouse may be considered a covered entity under HIPAA. We have policies and safeguards in place intended to protect health information as required by HIPAA and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and responding to any security incidents.

In January of 2013, the Department of Health and Human Services provided final rule modifications and provisions as updates to HIPAA to reflect the requirements of the HITECH Act, expanding the applicability of HIPAA to our business and our physician practice customers through provisions, such as:
●	Expanding the unintended disclosure of personal health records (PHI) defined as breach reporting, and the ability to submit a risk assessment matched to any breach incident;
●	Expands the definition of a “covered entity” (with a compliance date of September 23, 2013) to update business associate agreements;
●	Expands patient access to their health records; and
●	Establishes a HIPAA compliance and readiness audit program effective October 1, 2013.

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

Healthcare Reform Law

The Patient Protection and Affordable Care Act (ACA) was signed into law on March 23, 2010.  It contains provisions directed at expanding individual access to insurance, increasing consumer protections, emphasizing prevention and wellness, improving quality and delivery system performance, expanding the health workforce, and curbing rising health care costs.  The law helps achieve these goals through individual and employer requirements, expansion of public programs at the federal and state level, taxes and fees levied on various market participants, quality/health system reform, and investment in prevention/wellness and long-term care programs.

The ACA also relies heavily on state participation to achieve the goal of expanded access through high risk pools, state insurance marketplaces called exchanges, and most notably the expansion of Medicaid benefits to upwards of 20 million people nationwide who previously did not have access to the program.  The law has numerous implementation phases related to various deadlines and requirements, and was originally predicted to cost nearly $1 trillion by the Congressional Budget Office.  The ACA represents a significant shift in health care policy, and will continue to be closely watched as its many provisions and requirements are instituted in the marketplace.

Electronic Prescribing

States have differing prescription format and signature requirements, and many existing laws and regulations, when enacted, did not anticipate the methods of e-commerce now being developed. However, federal and state laws now allow the use of electronic prescriptions. On November 7, 2005, HHS published its final E-Prescribing and the Prescription Drug Program regulations, referred to herein as the E-Prescribing Regulations. These regulations are required by the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) and became effective beginning on January 1, 2006. The E-Prescribing Regulations consist of detailed standards and requirements, in addition to the HIPAA standards discussed previously, for prescription and other information transmitted electronically in connection with a drug benefit covered by the MMA’s Prescription Drug Benefit. These standards cover not only transactions between prescribers and dispensers for prescriptions but also electronic eligibility and benefits inquiries and drug formulary and benefit coverage information. The standards apply to prescription drug plans participating in the MMA’s Prescription Drug Benefit. Aspects of our services are affected by such regulation, as our customers need to comply with these requirements.

Anti-Tampering Laws

For certain prescriptions that cannot or may not be transmitted electronically from physician to pharmacy, both federal and state laws require that the written forms used exhibit anti-tampering features. For example, the U.S. Troop Readiness, Veterans’ Care, Katrina Recovery, and Iraq Accountability Appropriations Act of 2007 has since April 2008 required that most prescriptions covered by Medicaid must demonstrate security features that prevent copying, erasing, or counterfeiting of the written form. Because our customers will, on occasion, need to use printed forms, we must take these laws into consideration for purposes of the prescription functions of our solutions.

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

Corporate Practice of Medicine Laws, Fee-Splitting Laws, and Anti-Assignment Laws

In many states, there are laws that prohibit non-licensed practitioners from practicing medicine, prevent corporations from being licensed as practitioners, and prohibit licensed medical practitioners from practicing medicine in partnership with non-physicians, such as business corporations. In some states, these prohibitions take the form of laws or regulations forbidding the splitting of physician fees with non-physicians or others. In some cases, these laws have been interpreted to prevent business service providers from charging their physician customers on the basis of a percentage of collections or charges. There are also federal and state laws that forbid or limit assignment of claims for reimbursement from government-funded programs. Some of these laws limit the manner in which business service companies may handle payments for such claims and prevent such companies from charging their physician customers on the basis of a percentage of collections or charges. The Medicare and Medicaid programs impose specific requirements on billing agents who receive payments on behalf of medical care providers.

Employees

As of June 30, 2013, we had approximately 810 full-time employees.  Approximately 600 of our employees are based at our Carrollton, Georgia headquarters. We also utilize approximately 200 independent contractors. None of our employees are represented by a union or are party to collective bargaining agreements. We believe our relationship with our employees is positive, which is a key component of our operating strategy.

Corporate Information

We were incorporated in Georgia on September 15, 1998.  In connection with our initial public offering, we reincorporated in Delaware on February 7, 2012.

We have offices located at 100 Greenway Boulevard, Carrollton, Georgia 30117 and our telephone number at this location is (770) 836-3100. Our website address is www.greenwaymedical.com.

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

Our operations and financial results are subject to various risks and uncertainties, including without limitation those described below, that could materially and adversely affect our business, financial condition, results of operations, performance and the trading price of our common stock.  You should carefully consider the following risks as well as the other information included in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

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

We are an emerging growth company (“EGC”) and we cannot be certain if the reduced disclosure and exemption from the auditor attestation requirements applicable to emerging growth companies may make our common stock less attractive to investors

We are an EGC as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. We have decided to take advantage of certain of those exemptions as follows: we will not be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes–Oxley Act of 2002 (Section 404”); we will not hold non–binding advisory votes on executive compensation or seek stockholder approval of any golden parachute payments not previously approved; and we may provide reduced disclosure regarding executive compensation in our periodic reports and proxy statements. While our independent auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an EGC, our management will be required to provide its assessment of the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ended June 30, 2013, and we will be required to disclose changes made in our internal control and procedures on a quarterly basis. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We also cannot predict if the failure to seek independent auditor attestation of our internal controls over financial reporting pursuant to Section 404 will cause certain inadequacies or weaknesses in our internal controls to go undetected.

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

We rely on third parties who provide access to data centers. Our information technologies and systems are vulnerable to damage or interruption from various causes, including (i) acts of God and other natural disasters, war and acts of terrorism and (ii) power losses, computer systems failures, internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. We conduct business continuity planning and work with our third-party providers to protect against fires, floods, other natural disasters and general business interruptions to mitigate the adverse effects of a disruption, relocation or change in operating environment at the data centers we utilize. The situations we plan for and the amount of insurance coverage we maintain may not be adequate in any particular case. In addition, the occurrence of any of these events could result in interruptions, delays or cessations in service to our customers. Any of these events could impair or prohibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely impact our financial condition and results of operations.

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

The market for EHR, PM and other healthcare information technologies is highly competitive and we expect competition to increase in the future. We face competition from existing and new entrants. We believe our most significant competitors in EHR and PM are Allscripts, athenahealth, Cerner, eClinicalWorks, Epic, GE, Quality Systems, and Vitera Healthcare Solutions. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, regulations or customer needs and requirements. Some of these competitors have longer operating histories, greater brand recognition and greater financial, marketing and other resources than us. Moreover, we expect that competition will continue to increase as a result of incentives provided by the HITECH Act, which was enacted in 2009 as part of the ARRA and consolidation in both the information technology and healthcare industries. Further, if one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We may not be able to compete successfully with these companies, and these or other competitors may introduce technologies or services that render our technologies or services obsolete or less marketable. Even if our technology solutions and services are more effective than the offerings of our competitors, current or potential customers might prefer competitive technologies or services to our technology solutions and services. Increased competition could also result in pricing pressures, which would negatively impact our margins, growth rate or market share.

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

The HITECH Act’s certification requirements affect our business because we have invested and continue to invest in conforming our technology solutions to these standards. HHS has contracted with CCHIT to develop certification programs for electronic health records and health information exchanges. PrimeSUITE 2014 has been certified as a complete EHR for eligible providers by CCHIT, which indicates that our EHR product meet the 2014 eligible provider criteria to support Stage 1 “meaningful use” as required by HHS to assist providers in their efforts to meet the goals and objectives of “meaningful use,” making such providers and hospitals eligible for funding under the HITECH Act if our EHR is used appropriately. However, Stage 1 only refers to the first set of “meaningful use” objectives that must be met to be eligible for incentive payments. Stage 2 criteria, which is set to begin in 2014 for eligible providers, expands upon the Stage 1 criteria while ensuring a focus on the meaningful use of EHRs.  PrimeSUITE 2014 has been certified as a complete EHR product by CCHIT on substantially all the 2014 criteria available at this time, which supports both “Stage 1 and Stage 2 meaningful use measures”, Stage 3 requirements have yet to be defined. As the standards are developed, we may need to use additional resources to meet the newly defined requirements, which could lead to delays necessary to modify our technology solutions. We must ensure that our technology solutions are or will be certified according to applicable HITECH Act technical standards so that our customers have an opportunity to qualify for “meaningful use” incentive payments. Failure to comply could jeopardize our relationships with customers who are relying upon us to provide certified software. Lastly, if for some reason we are not able to comply with these applicable HITECH Act standards within the required timeframe, our products and services could be less attractive to customers than the offerings of other EHR vendors who have complied.

Our technology solutions are required to meet the standards for interoperability, which could require us to incur substantial additional development costs.

Our customers and the industry leaders enacting regulatory requirements are concerned with and often require that our technology solutions and healthcare devices be interoperable with other third party healthcare information technology suppliers. Market forces or regulatory authorities could create software interoperability standards that would apply to our solutions, and if our technology solutions are not consistent with those standards, we could be forced to incur substantial additional development costs. CCHIT has developed a comprehensive set of criteria for the functionality, interoperability and security of various software modules in the healthcare information technology industry. CCHIT, however, continues to modify and refine those standards. Achieving and maintaining CCHIT certification is a competitive imperative that could result in larger than expected software development expenses and administrative expenses in order to conform to these requirements. These standards and specifications, once finalized, will be subject to interpretation by the entities designated to certify such technology. We will incur increased development costs in delivering solutions if we need to change or enhance our technology solutions to be in compliance with these varying and evolving standards, and delays may result in connection therewith. If our technology solutions are not consistent with these evolving standards, our market position and sales could be impaired and we may have to invest significantly in changes to our technology solutions. In addition, HHS may require other additional certifications from additional certifying bodies. If we are required to obtain certification from additional bodies, it would be costly and outcomes are unknown.

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

Our success depends, in part, upon our ability to establish, protect and enforce our intellectual property and other proprietary rights. If we fail to establish, protect or enforce our intellectual property rights, we may lose an important advantage in the market in which we compete. We rely on a combination of patent, trademark, copyright and trade secret law and contractual obligations to protect our key intellectual property rights, all of which provide only limited protection. Our intellectual property rights may not be sufficient to help us maintain our position in the market and our competitive advantages. Although we have filed 17 U.S. patent applications, some or all of these patents may not be issued and therefore, may not provide us with the protection that we seek. We have been issued five U.S. patents, however, any patents issued to us could be challenged, invalidated or circumvented. Legal standards relating to the validity, enforceability and scope of protection of intellectual property are uncertain. Any patents that may be issued in the future from pending or future patent applications or our five issued patents may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Also, any other intellectual property registrations may not be issued for pending or future applications and may not be enforceable or provide adequate protection of our proprietary rights.

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

Accordingly, despite our efforts, we may be unable to prevent third parties from using our intellectual property or our technology for their competitive advantage. Any such use could have a material adverse effect on our business, results of operations and financial condition. Monitoring unauthorized uses of and enforcing our intellectual property rights can be difficult and costly. Legal intellectual property actions are inherently uncertain and may not be successful, and may require a substantial amount of resources and divert our management’s attention.

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

The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and the regulations that have been issued under it contain substantial restrictions and requirements with respect to the use, collection, storage and disclosure of individuals’ protected health information. Under HIPAA, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf. In February 2009, HIPAA was amended by the HITECH Act to add provisions that impose certain of HIPAA’s privacy and security requirements directly upon business associates of covered entities. The HITECH Act transferred enforcement authority of the security rule from the Centers for Medicaid and Medicare Services (“CMS”) to the Office for Civil Rights of HHS, thereby consolidating authority over the privacy and security rules under a single office within HHS. Further, HITECH empowered state attorneys general to enforce HIPAA.  In March 2013, the HIPAA Omnibus Final Rule took effect.  It implements the HITECH Act  and expands the reach of  HIPAA by clarifying that those who “maintain and transmit” protected health information on behalf of covered entities are subject to many of those rules as business associates of those covered entities.  Compliance with the final HIPAA omnibus rule is generally required by September 2013.

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

Finally, regulations also require business associates to notify covered entities, who in turn must notify affected individuals and government authorities of data security breaches involving unsecured protected health information. Our customers are covered entities and we are a business associate of our customers under HIPAA and the HITECH Act as a result of our contractual obligations to perform certain functions on behalf of and provide certain services to those customers. Further, a limited portion of our business which operates a clearinghouse may be considered a covered entity under HIPAA. We have performed an assessment of the potential risks and vulnerabilities to the confidentiality, integrity and availability of electronic health information. In response to this risk analysis, we implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents. If we knowingly breach the HITECH Act’s requirements, we could be exposed to criminal liability. A breach of our safeguards and processes could expose us to civil penalties (up to $1.5 million for identical incidences) and the possibility of civil litigation.

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

As a public company, we are required to ensure that we have the ability to prepare consolidated financial statements that comply with SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the New York Stock Exchange listing standards and certain provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the regulations promulgated thereunder, which impose significant compliance obligations upon us. Specifically, we are required to:

●	prepare and distribute periodic reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable stock exchange rules;

●	create or expand the roles and duties of our Board of Directors and committees of the board;

●	institute compliance and internal audit functions that are more comprehensive;

●
evaluate and maintain our system of internal control over financial reporting, and,  report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

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

As of September 10, 2013, our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 53% of our issued and outstanding common stock. As a result, these stockholders may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or its assets, and may have interests that are different from yours and may vote in a way with which you disagree and which may be adverse to your interests. In addition, this concentration of ownership may have the effect of preventing, discouraging or deferring a change of control, which could depress the market price of our common stock.

Transactions engaged in by our principal stockholders, our officers or directors involving our common stock may have an adverse effect on the price of our stock.

As described above, as of September 10, 2013, our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 53% of our issued and outstanding common stock. Subsequent sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders, or the adoption of significant short positions by hedge funds or other significant investors, could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our common stock, which may further cause the price of our stock to decline. From time to time our directors and executive officers may sell shares of our common stock on the open market. These sales will be publicly disclosed in filings made with the SEC. In the future, our directors and executive officers may sell a significant number of shares for a variety of reasons unrelated to the performance of our business. Our stockholders may perceive these sales as a reflection on management’s view of the business and result in some stockholders selling their shares of our common stock. These sales could cause the price of our stock to drop.

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

Under the Company’s 2011 Stock Plan and the Company’s previous incentive stock plans, the Company granted, and in the future intends to grant, awards of stock options to purchase common stock and other awards to our officers, directors, employees and consultants. We will in the future grant stock options and other awards to certain current or future officers, directors, employees and consultants of the Company under additional plans or individual agreements. The grant and exercise of these awards, as applicable, will have the effect of diluting our stockholders’ ownership interests in the Company. We may also issue additional equity securities in connection with other types of transactions, including shares issued as part of the purchase price for acquisitions of assets or other companies from time to time in connection with strategic partnerships or joint ventures, or as incentives to management or other providers of resources to the Company. Such additional issuances are likely to have the same dilutive effect.

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

Our corporate headquarters, located at 100 Greenway Boulevard, Carrollton, Georgia 30117, comprises approximately 80,000 square feet. Construction on our corporate headquarters was completed earlier in 2013 and placed into service during Fiscal 2013. For our corporate headquarters, we entered into a sale-leaseback agreement with the Carroll County Payroll Development Authority (the “County”) and acquired an Industrial Revenue Bond (the “Bond”). The arrangement is structured so that our lease payments to the County equal and offset the County’s bond payments to the Company. The Bond is non-recourse to the County, our lease payments are pledged to secure repayment of the Bond, and the lease and bond provide for the legal right of offset. On our corporate campus, we also lease the building located at 121 Greenway Boulevard, Carrollton, Georgia 30117 and own the buildings located at 590 Hays Mill Road and 115 Greenway Boulevard, each in Carrollton, Georgia 30117. We also lease several other properties, most located adjacent to our corporate headquarters and in and around Carrollton for other business operations, such as research and development, client services, and network operations.

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

	Price Range
	High	Low
2012
Quarter ended March 31, 2012(1)	$16.19	$10.10
Quarter ended June 30, 2012	$17.50	$12.20

2013
Quarter ended September 30, 2012	$17.24	$12.92
Quarter ended December 31, 2012	$19.65	$14.61
Quarter ended March 31, 2013	$17.20	$13.57
Quarter ended June 30, 2013	$16.16	$11.02

(1)	Our common stock began trading on February 2, 2012.

Holders of Record

The number of record holders of our common stock as of September 10, 2013 was 294 (excluding individual participants in nominee security position listings).

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

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans at June 30, 2013, including the 1999 Option Plan, the 2004 Stock Plan, and the 2011 Stock Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by stockholders	3,759,585	(1)	$7.33	1,673,691	(2)
Equity compensation plans not approved by stockholders	—		—	—
Total	3,759,585		$7.33	1,673,691

(1)	Includes options outstanding under the Company’s 1999 Option Plan, 2004 Stock Plan, and 2011 Stock Plan.

(2)	Includes shares available for issuance under the Company’s 2004 Stock Plan and 2011 Stock Plan.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Stock Performance Graph

The following graph compares the cumulative total return provided to holders of the common stock of Greenway Medical Technologies, Inc. relative to the cumulative total returns of the New York Stock Exchange Composite Index and the Standard & Poors 1500 Health Care Technology Index since the pricing of the initial public offering of Greenway’s common stock on February 1, 2012.  An investment of $100 is assumed to have been made in our common stock and in each of the indexes on February 1, 2012, and its relative performance is tracked through June 30, 2013.

		INDEXED RETURNS
	Base	Quarter Ending
	Period
Company / Index	2/1/12	6/30/12	9/30/12	12/31/12	3/31/13	6/30/13
Greenway Medical Technologies	100	163.10	171.00	153.60	159.00	123.40
NYSE Composite Index	100	98.37	104.03	106.46	114.82	114.89
S&P 1500 Health Care Technology Index	100	106.90	102.38	98.31	119.89	121.32

Item 6.	Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included in this Form 10-K. We derived the balance sheet data as of June 30, 2009, from our audited financial statements, that were subsequently revised to conform to Regulation S-X and, as such, are now unaudited. The selected historical financial data in this section is not intended to replace our historical consolidated financial statements and the accompanying notes. Our historical results are not necessarily indicative of our future results.

	For the years ended June 30,
	2009	2010	2011	2012	2013
(in thousands)

Consolidated statements of operations data

Revenue:

Systems sales	$20,650	$24,172	$31,726	$39,300	$40,975
Training and consulting services	7,925	11,863	18,373	27,816	19,420
Support services	11,421	16,031	22,401	33,143	44,553
Electronic data interchange and business services	8,716	12,576	17,339	23,754	29,896
Total revenue	48,712	64,642	89,839	124,013	134,844
Cost of revenue:

Systems sales(1)	6,500	6,752	7,522	10,259	18,420
Training and consulting services(1)	5,708	8,152	13,550	18,881	13,682
Support services(1)	3,279	4,179	7,059	10,564	13,092
Electronic data interchange and business services(1)	5,954	8,713	12,280	16,197	19,265
Total cost of revenue(1)	21,441	27,796	40,411	55,901	64,459
Gross profit	27,271	36,846	49,428	68,112	70,385
Operating expenses:

Sales, general and administrative(1)	20,370	27,727	37,399	47,565	58,336
Research and development(1)	5,767	5,991	8,218	15,696	18,959
Total operating expenses(1)	26,137	33,718	45,617	63,261	77,295
Operating income (loss)	1,134	3,128	3,811	4,851	(6,910)
Interest (income) expense and other expense, net	153	115	46	(14)	(254)
Income (loss) before income taxes	981	3,013	3,765	4,865	(6,656)
Provision (benefit) for income taxes	26	148	(29,200)	1,955	(1,591)
Net income (loss)	955	2,865	32,965	2,910	(5,065)

Preferred stock dividends and accretion	(9,014)	(8,038)	(54,961)	28,395	—
Income (loss) available to common stockholders	$(8,059)	$(5,173)	$(21,966)	$31,305	$(5,065)

Per share data:
Net income (loss) available to common shareholders per share:
Basic	$(0.81)	$(0.48)	$(1.90)	$1.66	$(.17)
Diluted	$(0.81)	$(0.48)	$(1.90)	$.11	$(.17)
Weighted average number of common shares outstanding:
Basic	9,947	10,684	11,579	18,809	29,577
Diluted	9,947	10,684	11,579	25,369	29,577

Cost of revenue:

System sales	$—	$8	$7	$11	$33
Training and consulting services	57	64	74	290	192
Support services	14	23	37	112	106
Electronic data interchange and business services	1	1	9	55	19
Total cost of revenue	$72	$96	$127	$468	$350

Operating expenses:

Sales, general and administrative	$482	$463	$1,118	$1,543	$3,394
Research and development	11	63	154	744	679
Total operating expenses	493	526	1,272	2,287	4,073
Total stock-compensation expense	$565	$622	$1,399	$2,755	$4,423

(1) Includes stock-based compensation in the following amounts (in thousands):

	As of June 30,
	2009	2010	2011	2012	2013
(in thousands)
Consolidated balance sheet data:

Cash, cash equivalents, and short-term investments	$9,711	$19,179	$16,168	$34,395	$11,227
Working capital	9,861	16,966	14,446	34,630	14,347
Total assets	22,210	38,604	82,156	133,123	126,129
Deferred revenue	3,717	4,320	8,672	12,192	9,323
Long-term obligations	1,904	—	349	116	—
Convertible preferred stock at fair value	95,818	103,855	158,815	—	—
Accumulated deficit	(142,850)	(148,024)	(170,020)	(138,715)	(143,780)
Total shareholders’ (deficit) equity	(84,539)	(79,996)	(99,484)	98,846	101,675

	For the years ended June 30,
Other Financial Data	2009	2010	2011	2012	2013
	(Unaudited) (in thousands)

Adjusted EBITDA(1)	$2,029	$4,144	$6,385	$12,061	$6,732
Net cash provided by (used in) operating activities	(2,070)	6,628	6,243	8,286	4,646
Capital expenditures	325	2,784	4,129	8,041	8,578

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

Business overview

We are a leading provider of integrated information technology solutions and managed business services to Healthcare Providers throughout the United States. At the core of our suite of solutions and services is PrimeSUITE, our award-winning, fully-integrated EHR, PM and interoperability solution. PrimeSUITE integrates clinical, financial and administrative data into, what is substantially, one database to enable comprehensive views of patient records and efficient workflow throughout each patient encounter, reduce clinical and administrative errors, and allow for the seamless exchange of data between our customers and the broader healthcare community. We augment our solutions by offering managed business services such as clinically driven revenue cycle and EHR-enabled research services. By integrating clinical, financial and administrative data processes, our solutions and services are designed to allow providers to deliver advanced care and improve their efficiency and profitability. Over 14,600 providers, which we define as physicians, nurses, nurse practioners, and physician assistants, use our solutions to deliver care to and capture the clinical, financial and administrative information of over 25 million patients treated annually.

Our technology solutions and services are designed to address the needs of providers in all ambulatory settings: independent physician practices, group practices, hospital-affiliated and hospital-owned clinics and practices, retail clinics, employer clinics, university and academic centers, federally-qualified health centers (“FQHCs”), community health centers (“CHCs”), accountable care communities (“ACCs”) and accountable care organizations (“ACOs”), and integrated delivery networks (“IDNs”). Our database platform is efficient and unique, which reflects over 14 years of development, and is scalable to serve the needs of ambulatory providers of any size. As providers’ needs evolve, our platform allows for the efficient development and integration of new solutions, which we refer to as our innovation platform. Our solutions are available on either a cloud-based or premise-based model.

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

In order for us to continue to deliver on this commitment to our providers, we will continue to enhance our platform and align our business services to address the trends and challenges we believe will affect our providers now and in the future. We will invest in the development of new products and enhancements to existing products that we believe present opportunities for substantial efficiencies to ourselves and our providers’ businesses. In responding to the acceleration of EHR adoption, government regulations such as the HITECH Act and ARRA, and other market trends such as increasing consumerism, the shift to quality-based reimbursement and the focus on improving the coordination of care among providers, we also face the following opportunities, challenges and risks, which could impact our business:

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

Sources of Revenue and Expenses

Revenue

We derive our revenue primarily from sales of our PrimeSUITE platform of proprietary solutions, related hardware and professional services to providers in independent physician practices, multi-specialty group practices, hospital-affiliated and hospital-owned clinics and practices, retail clinics, employer clinics, university and academic health centers, FQHCs, CHCs, IDNs, ACCs, and ACOs. Historically, a sizable percentage of our solution sales are made as perpetual licenses to our customers; however, our software is also available in a cloud-based model and those sales are rapidly expanding and accounting for a significant portion of new customer installations.

We classify our revenue as: (1) Systems Sales, (2) Training and Consulting Services, (3) Support Services, and (4) Electronic Data Interchange and Business Services. Systems Sales are products comprised of software licenses, primarily PrimeSUITE, and related hardware and third-party software. Training and Consulting Services include implementation, training and consulting associated with Systems Sales. Support Services includes solutions we offer on a per user or transaction basis, such as the PrimeSUITE platform deployed as a service and EXCHANGE services for connectivity to third-parties and third-party database charges. Electronic Data Interchange and Business Services include third-party charges for patient claims, statements and eligibility, and clinically driven RCM and EHR-enabled research services.

As our installed customer base continues to grow, we anticipate that Support Services and Electronic Data Interchange and Business Services, which are recurring in nature, will expand as a percentage of our total revenue. There is moderate seasonality to our annual revenue. Typically, the smallest percentage of sales occurs in the first fiscal quarter due primarily to provider purchasing patterns. This pattern is expected to lessen as more current sales are cloud-based rather than premise-based, reducing the amount of upfront investment that is required by our customers to engage our solution.  See “Results of Operations” for more information.

Cost of Revenue

Cost of revenue for Systems Sales consists primarily of amortization of capitalized software development, third-party hardware and software costs. Cost of revenue for Training and Consulting Services consists primarily of compensation (including stock-based compensation) and benefits of our billable professionals and third-party specialists for deployment, implementation and training, and travel costs. Cost of revenue for Support Services consists primarily of compensation (including stock-based compensation) and benefits of support specialists, and fees to third parties for database and remote hosting services. Cost of revenue for Electronic Data Interchange consists primarily of fees to third parties for processing claims, statements and eligibility requests; cost of revenue for Business Services consists primarily of compensation (including stock-based compensation) and benefits of our personnel and various third-party costs associated with delivery of our clinically-driven revenue cycle management and EHR-enabled clinical research services. As higher-margin recurring revenue increases as a percentage of total revenue, we believe overall gross margin will also increase over time.

Sales, General and Administrative Expenses

Sales, general and administrative (“SG&A”) expenses consist primarily of compensation (including stock-based compensation) and benefits, commissions, travel, professional fees, advertising and other administrative and general expenses, including depreciation and amortization of equipment and leasehold improvements, for the Company’s sales and marketing functions; executive offices, administration, human resources, corporate information technology support, legal, finance and accounting, investor relations and other corporate services. We intend to invest in our infrastructure as appropriate to expand our market share and accommodate our growing customer base. In the future we expect to incur additional costs related to being a public company, including increased legal and accounting and compliance costs in connection with Section 404 of the Sarbanes-Oxley Act. As a result, we expect SG&A expenses to increase (in real dollars) as we grow. However, the Company will ultimately experience a decline in SG&A, as a percentage of revenue, as we achieve leverage from our infrastructure investments.
Research and Development Expenses

Research and development expenses consist primarily of compensation (including stock-based compensation) and benefits, third-party contractor costs and other facility and administrative costs, including depreciation of equipment directly related to development of new products and upgrading and enhancing existing products. In accordance with GAAP, research and development costs related to new application development and enhancements to existing products are expensed until technological feasibility is established. Once technological feasibility is established such costs are capitalized until the product or enhancement is ready for market, at which point capitalization ceases. We capitalize research and development costs under these criteria including the compensation-related costs of personnel and related third-party contractors working directly on specific projects. We intend to invest in our innovation platform to maintain cutting-edge technology for the benefit of our customers as well as to meet evolving requirements of the market, including certifications and standards. These costs have been extensive in the last two years with the evolving regulatory changes, impact of meaningful use funds on Healthcare Providers investing in PM, advances in the nature and extent of clinical technology (remote scheduling, mobile applications, online prescriptions, etc..), The research and development dollars invested in our technology will continue to grow over time in real dollars. However, research and development is expected to be lower, as a percent of revenue, in 2014.

Provision for Income Taxes

In preparing our consolidated financial statements, we estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred income tax assets and liabilities.

Consolidated statement of Operations Data

The following tables set forth our statement of operations data for each period presented:

	For the years ended June 30,
	2011	2012	2013
	(in thousands)
Revenue:

Systems sales	$31,726	$39,300	$40,975
Training and consulting services	18,373	27,816	19,420
Support services	22,401	33,143	44,553
Electronic data interchange and business services	17,339	23,754	29,896
Total revenue	89,839	124,013	134,844
Cost of revenue:

Systems sales(1)	7,522	10,259	18,420
Training and consulting services(1)	13,550	18,881	13,682
Support services(1)	7,059	10,564	13,092
Electronic data interchange and business services(1)	12,280	16,197	19,265
Total cost of revenue	40,411	55,901	64,459
Gross profit	49,428	68,112	70,385
Operating expenses:

Sales, general and administrative(1)	37,399	47,565	58,336
Research and development(1)	8,218	15,696	18,959
Total operating expenses	45,617	63,261	77,295
Operating income (loss)	3,811	4,851	(6,910)
Interest (income) expense and other expense, net	46	(14)	(254)
Income (loss) before income taxes	3,765	4,865	(6,656)
Provision (benefit) for income taxes	(29,200)	1,955	(1,591)
Net income (loss)	$32,965	$2,910	$(5,065)
Other Financial Data:

Adjusted EBITDA(2)	$6,385	$12,061	$6,732

(1) Includes stock-based compensation in the following amounts:

Cost of revenue:

System sales	$7	$11	$33
Training and consulting services	74	290	192
Support services	37	112	106
Electronic data interchange and business services	9	55	19
Total cost of revenue	127	468	350
Operating expenses:

Sales, general and administrative	$1,118	$1,543	$3,394
Research and development	154	744	679
Total operating expenses	1,272	2,287	4,073
Total stock-compensation expense	$1,399	$2,755	$4,423

(2)	Adjusted EBITDA is a non-GAAP measure that is described and reconciled to net income (loss) in the next section and is not a substitute for net income (loss), the GAAP equivalent.

Adjusted EBITDA

Adjusted EBITDA is not a measure of liquidity calculated in accordance with GAAP, and should be viewed as a supplement to — not a substitute for —our results of operations presented on the basis of GAAP. Adjusted EBITDA does not purport to represent cash flow provided by, or used in, operating activities as defined by GAAP. Our statement of cash flows presents our cash flow activity in accordance with GAAP. Furthermore, Adjusted EBITDA is not necessarily comparable to similarly-titled measures reported by other companies. Non-GAAP information should not be construed as an alternative to GAAP information, as the items excluded from the non-GAAP measures often have a material impact on our financial results. Management uses, and investors should use, non-GAAP measures in conjunction with our GAAP results.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated:

	For the years ended June 30,

	2009	2010	2011	2012	2013
	(Unaudited) (in thousands)
Reconciliation of net income (loss) to Adjusted EBITDA:

Net income (loss)	$955	$2,865	$32,965	$2,910	$(5,065)

Stock-based compensation	565	622	1,399	2,755	4,423

Depreciation and amortization	406	432	1,252	4,372	9,129

Acquisition-related transaction costs	—	—	—	123	145

Interest (income) expense, net	77	77	(31)	(54)	(309)

Provision (benefit) for income taxes	26	148	(29,200)	1,955	(1,591)

Adjusted EBITDA	$2,029	$4,144	$6,385	$12,061	$6,732

Comparison of Year Ended June 30, 2013 to June 30, 2012

 Revenue. Total revenue was $134.8 million for the year ended June 30, 2013, compared to $124.0 million for the year ended June 30, 2012, an increase of $10.8 million or 9%. The Company’s revenue increases with the addition of new providers. The number of cumulative providers at the end of years ended June 30, 2010, 2011, 2012 and 2013 are as follows:

	For the years ended June 30,
	2010	2011	2012	2013
Providers
Premise	6,000	8,000	12,000	14,000
Plus S	-	200	400	600
	6,000	8,200	12,400	14,600

There is not a one-to-one correlation for added providers to revenue growth. This lack of correlation is the result of: (i) providers choosing the premise model with a perpetual license results in larger upfront revenue in relation to growth in providers, (ii) more recently, providers are choosing the Plus S platform, our cloud-based model, which leads to less revenue upfront relative to the growth in providers, (iii) as existing customers consume more of our solutions and services, revenue increases without a corresponding increase in providers, and (iv) as the ambulatory market and provider venues continue to evolve, growth in providers in relation to growth in revenue will continue to change. For example, a large customer licenses our technology on an enterprise-wide basis in a retail setting which means that as deployment of the licensed technology expands in the enterprise, we will have significantly more growth in the number of providers using our technology without a corresponding increase in license revenue.

Systems sales grew by 4% and accounted for $1.7 million or 16% of total revenue growth during the year ended June 30, 2013 Systems sales (in terms of volume) decreased overall from the prior year as more providers chose the Plus S model which reduces the upfront revenue from licenses but results in a recurring revenue stream over the life of the customer contract. The reduction in system sales (volume) was overcome by an increase in a large customer license agreement revenue that resulted in the net increase in system sales for the year ended June 30, 2013. Training and consulting services declined $8.4 million, a 31% reduction from the year ended June 30, 2012. Training and consulting services were impacted by lower premise model system sales coupled with an increase in transactions with larger organizations that tend to consume relatively less training; resulting in a reduced level of training, consulting and reimbursed expenses delivered to providers compared to the prior year. Also, as the Company’s mix of new system sales in 2013 were weighted more to our Plus S model, training and consulting services are recognized over the estimated life of the contract rather than upfront.

Support services and electronic data interchange and business services combined to increase $17.6 million or 31% over the prior year. Support services, electronic data interchange and business services are generally recurring revenue streams, and growth in this revenue is largely attributable to our expanded customer base (which include customers that are new to our PrimeSUITE solution and choose our cloud-based model or customers that are taking on additional or expanded solutions or services). We expect that the recurring revenue streams for support services and the electronic data interchange and business services will continue to expand and become an increasingly larger percentage of our overall total revenue. Our ability to sell additional products and services to our existing customer base also benefitted revenue growth in 2013 compared to the prior period. The additional products that were added-on to existing customers included, but was limited to, PrimePatient, Greenway Clearinghouse, RCM, PrimeExchange).

The Company had backlog revenue of the following amounts at each of the quarterly periods (in thousands):

	30-Jun-12	31-Mar-13	30-Jun-13	YoY	Sequential

Non-recurring revenue	$29,971	$24,612	$30,338	1%	23%
Recurring revenue	$66,382	$78,702	$83,111	25%	6%
Total	$96,353	$103,314	$113,449	18%	10%

The Company’s backlog reflects the growth of the Company and the shift in revenue from recurring sources of revenue (cloud subscription hosting model) and away from the non-recurring revenue (licensed software model). The total backlog at June 30, 2013 was up 18% and 10%, sequentially, from the previous year-end and prior quarter, respectively. The Company’s backlog is calculated from its undelivered contracts and delivered contracts expected to be serviced over the next 12 months from the quarter end date and is consistently measured each period.

Cost of Revenue. Total cost of revenue was $64.5 million for the year ended June 30, 2013, compared to $55.9 million for the year ended June 30, 2012, an increase of $8.6 million or 16%. Cost of systems sales grew by 80% accounting for $8.2 million or substantially all the total growth in cost of revenue during the period. This increase is attributable to costs for software platform development for a large customer combined with increased amortization of capitalized software development. Cost of training and consulting services were lower by 28% and accounted for a $5.2 million reduction in cost of revenue during the period. This trend was impacted by the lower volume of perpetual license sales that reduced training, reimbursed expenses and consulting services for the year ended June 30, 2013. Cost of support services and electronic data interchange and business services combined grew $5.6 million or 21% during the year. This increase was the result of a higher proportion of new customer sales being cloud-based and transaction-based, recurring revenue and growth in the adoption of cloud-based solutions and services to existing customers.

On an overall basis, gross profit margins for the year ended June 30, 2013 were 52.2% compared to margins for the year ended June 30, 2012 and 2011 of 55.0%. Gross margin was impacted by the lower volume of perpetual license sales that reduced upfront revenue from the licenses, training and consulting and dampened increased margins from the increased scale of recurring sources from the cloud-based solutions and business services. These recurring revenue sources provide a longer-term revenue model and provide for higher profitability over a multiple-year agreement. The Company expects gross margins from recurring services to remain strong in 2014, and overall changes from current gross profit margins will depend heavily on the number and timing of new customers under the cloud-based revenue versus the premise license model.

Sales, General and Administrative. Total SG&A expenses were $58.3 million for the year ended June 30, 2013, compared to $47.6 million for the year ended June 30, 2012, an increase of $10.7 million or 22%. Growth in SG&A was largely a result of the required infrastructure to support the overall growth in the business including public company costs. SG&A expenses were 43% of revenue for the year ended June 30, 2013 as compared to 38% for the year ended June 30, 2012. This increase in SG&A as a percentage of sales can be explained by stock-based compensation growth of $1.8 million, costs that are identified as public company costs that increased more than $1.5 million, increase in depreciation and amortization of $1.0 million, a $1.4 million investment in new infrastructure software to improve visibility in the business, increase in bad debt expense from prior year of $1.3 million and, finally, investments made in the field sales and marketing infrastructure to expand sales activities to employer and retail clinics, and other new customer categories created by the evolving ambulatory healthcare market. Outside of the continued growth in these expenses, the Company began to experience leverage of its SG&A expenses to its scale. We believe our investments in our sales force, marketing and advertising position us to capture increased market share in what we believe will be an expanding market over the next several years. We believe that these investments can continue to be leveraged to maintain our sales growth in future years without a correspondingly linear increase, as a percentage of sales, in cost.

Research and Development Expenses. Research and development expenses were $19.0 million for the year ended June 30, 2013, compared to $15.7 million for the year ended June 30, 2012, an increase of $3.3 million or 21%. As a percentage of revenue, research and development expenses were 14% for the year ended June 30, 2013 as compared to 13% for the year ended June 30, 2012. Our organically developed innovation platform requires increased investment in research and development which continues to evolve to meet the needs of our customers, our market and industry regulators. In addition to research and development to support our innovation platform, we develop new products and enhanced functionality for existing products. These application development costs are capitalized once technological feasibility is attained and capitalization ceases once the technology is available for market. We capitalized $15.3 million and $12.2 million of application development costs for the years ended June 30, 2013 and 2012, respectively. While there will be continued need to invest in research and development, and the dollars for both capitalized and non-capitalized cost in the year ended June 30, 2014, in real dollars, are expected to be substantially similar to 2013, it is expected that these cost will decrease as a percentage of revenue in recognition of the ability to leverage the invested dollars across the larger installed base.

 Interest and Other Expenses. Interest and other expense, net of interest (income), was $(254,000) for the year ended June 30, 2013, as compared to interest (income) of $(14,000) for the year ended June 30, 2012. The change in net interest (income) is related to availability of surplus cash from the proceeds of our initial public offering, those investments being available for the full year in Fiscal 2013 compared to Fiscal 2012, and the investment carrying a slightly higher rate of return in Fiscal 2013 compared to Fiscal 2012. At June 30, 2013 and 2012, the Company had no outstanding balance (indebtedness) on its credit facility.

Income Taxes. The Company’s effective tax rate for the year ended June 30, 2013 was 29%. The Company’s effective rate is less than the Federal statutory rate principally due to the effect of (i) stock-based compensation expense recorded currently but which is not deductible for income tax purposes because the Company is in a pre-tax net loss position for Fiscal 2013 and (ii) research and development credits. The Company has approximately $74 million in net operating losses and $4.8 million in research and development credits to offset future taxable income and tax expense. The Company, in the year ended June 30, 2013, reserved $537,000 for State research and development credits. Since such research and development credits are set to expire earlier than the State NOL’s will be used (according to our forecast), state income tax planning would dictate that it could not be concluded that it is more likely than not that these NOL’s would be utilized.

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

Cost of Revenue. Total cost of revenue was $55.9 million for the year ended June 30, 2012, compared to $40.4 million for the year ended June 30, 2011, an increase of $15.5 million or 38%. Cost of systems sales grew by 36% and accounted for $2.7 million or 18% of total growth in cost of revenue during the period. Cost of training and consulting services grew by 39% and accounted for $5.3 million or 34% of total growth in cost of revenue during the period. Cost of support services and electronic data interchange and business services combined grew 38% during the period, accounting for the remaining 48% of growth in total cost of revenue. On an overall basis, gross profit margins for 2012 were comparable to 2011. Gross margin improvements were attained in support services and in electronic data interchange and business services attributable to increased scale of higher margin service offerings combined with focused expense management. These gains were offset by absorption in cost of goods of increased amortization of acquired technology and capitalized software development totaling $2.5 million or approximately 200 basis points. We anticipate overall margin improvement with the expected revenue growth in the year ending June 30, 2014 due to additional scale of a more profitable cloud-based revenue model.

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

Interest and Other Expenses. Interest and other expense, net of interest (income), was $(14,000) for the year ended June 30, 2012, as compared to expense of $46,000 for the year ended June 30, 2011. The change in net interest is related to availability of surplus cash from the proceeds of our offering to invest. At June 30, 2012, the Company had no outstanding balance on its credit facility.

Income Taxes. The Company’s effective tax rate for the year was 40%. The Company’s effective rate is greater than the Federal statutory rate principally due to the effect of stock-based compensation expense recorded currently but which is not deductible for income tax purposes creating a permanent difference between book and taxable income. The Company has available approximately $73 million in net operating losses and $3.3 million in credits for research and development to offset taxable income and tax expense. These and other temporary differences have resulted in net deferred tax assets which, prior to 2011, had been fully reserved with a valuation allowance. As of March 31, 2011, the Company assessed the positive and negative evidence regarding its ability to realize its deferred tax assets and concluded that it was more likely than not that these assets will be fully realized over the next several years. At March 31, 2011, the Company’s historic operations had generated taxable income over the past 12 quarters utilizing a portion of its net operating loss carryforwards in previously filed returns filed and anticipated utilizing an additional portion of its carryforwards for the year ending June 30, 2011. Combined with prospects for the next several years, the Company believed then and continues to believe now, it is more likely than not that deferred tax assets will be fully realized. Accordingly, the Company recorded a tax benefit of $31.0 million at March 31, 2011 to recognize the value of its net deferred tax assets which is reflected in the $29.2 million tax benefit for the year ended June 30, 2011. Accordingly, effective tax rate for 2011 was not meaningful.

Consolidated statements of operations (Unaudited)

2013– Quarter Ended
(In thousands)	September 30	December 31	March 31	June 30	Total

Revenue:
Systems sales	$9,035	$10,638	$10,430	$10,872	$40,975
Training and consulting services	6,863	4,107	4,243	4,207	19,420
Support services	10,292	11,059	11,375	11,827	44,553
Electronic data interchange and business services	6,584	6,917	7,775	8,620	29,896
Total revenue	32,774	32,721	33,823	35,526	134,844

Cost of revenue:
Systems sales	3,007	4,415	5,221	5,777	18,420
Training and consulting services(1)	4,602	3,312	3,281	2,487	13,682
Support services(1)	3,125	3,189	3,340	3,438	13,092
Electronic data interchange and business services(1)	4,194	4,399	5,130	5,542	19,265
Total cost of revenue	14,928	15,315	16,972	18,282	64,459
Gross profit	17,846	17,406	16,851		70,385

Operating expenses:
Sales, general and administrative(1)	13,324	14,749	15,088	15,175	58,336
Research and development(1)	4,772	4,440	4,555	5,192	18,959
Total operating expenses	18,096	19,189	19,643	20,367	77,295
Operating income (loss)	(250)	(1,783)	(2,792)	(2,085)	(6,910)
Interest (income) expense and other expense, net	(265)	33	(22)	-	(254)
Income (loss) before income taxes	15	(1,816)	(2,770)	(2,085)	(6,656)
Provision (benefit) for income taxes	7	(831)	(2,162)	1,395	(1,591)
Net income (loss)	$8	$(985)	$(608)	$(3,480)	$(5,065)

Other Financial Data:
Adjusted EBITDA(2)	$2,609	$1,287	$588	$2,248	$6,732

Cost of revenue:
System sales	$8	$8	$8	$9	$33
Training and consulting services	47	48	46	51	192
Support services	26	27	26	27	106
Electronic data interchange and business services	5	5	5	4	19
Total cost of revenue	86	88	85	91	350

Operating expenses:
Sales, general and administrative	843	791	791	969	3,394
Research and development	170	169	169	171	679
Total operating expenses	1,013	960	960	1,140	4,073
Total stock-compensation expense	$1,099	$1,048	$1,045	$1,231	$4,423

Consolidated statements of operations (Unaudited)

2012 – Quarter Ended
(In thousands)	September 30	December 31	March 31	June 30	Total

Revenue:
Systems sales	$6,648	$9,205	$10,271	$13,176	$39,300
Training and consulting services	6,603	6,301	7,643	7,269	27,816
Support services	7,056	7,710	8,741	9,636	33,143
Electronic data interchange and business services	5,343	5,906	6,210	6,295	23,754
Total revenue	25,650	29,122	32,865	36,376	124,013

Cost of revenue:
Systems sales	1,847	2,761	2,558	3,093	10,259
Training and consulting services(1)	4,431	4,560	5,355	4,535	18,881
Support services(1)	2,257	2,672	2,691	2,944	10,564
Electronic data interchange and business services(1)	3,821	4,153	4,226	3,997	16,197
Total cost of revenue	12,356	14,146	14,830	14,569	55,901
Gross profit	13,294	14,976	18,035	21,807	68,112

Operating expenses:
Sales, general and administrative(1)	10,678	11,482	11,802	13,603	47,565
Research and development(1)	3,165	3,844	4,021	4,666	15,696
Total operating expenses	13,843	15,326	15,823	18,269	63,261
Operating income (loss)	(549)	(350)	2,212	3,538	4,851
Interest (income) and other expense, net	(47)	(48)	115	(6)	(14)
Income (loss) before income taxes	(596)	(398)	2,327	3,532	4,865
Provision (benefit) for income taxes	(190)	(130)	948	1,327	1,955
Net income (loss)	$(406)	$(268)	$1,379	$2,205	$2,910

Other Financial Data:
Adjusted EBITDA(2)	$930	$1,303	$3,974	$5,854	$12,061

(1) Includes stock-based compensation in the following amounts:

Cost of revenue:
System sales	$8	$(2)	$3	$2	$11
Training and consulting services	92	119	34	45	290
Support services	79	3	15	15	112
Electronic data interchange and business services	—	43	6	6	55
Total cost of revenue	179	163	58	68	468

Operating expenses:
Sales, general and administrative	214	343	218	768	1,543
Research and development	664	(76)	68	88	744
Total operating expenses	878	267	286	856	2,287
Total stock-compensation expense	$1,057	$430	$344	$924	$2,755

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

We believe Adjusted EBITDA is used by and is useful to investors and other users of our consolidated financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods. We believe that:

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

•           in communications with the Board of Directors, shareholders, analysts and investors concerning our financial performance; and

•           historically, as a significant performance measurement included in our bonus plan.

The table below sets forth a reconciliation of net income to Adjusted EBITDA (in thousands):

2013- Quarter Ended	September 30	December 31	March 31	June 30	Total
Net (loss) income	$8	$(985)	$(608)	$(3,480)	$(5,065)
Stock-based compensation expense	1,099	1,048	1,045	1,231	4,423
Depreciation and amortization expense	1,784	1,908	2,337	3,100	9,129
Acquisition-related transaction costs	-	131	14	-	145
Interest and other expenses, net	(289)	16	(38)	2	(309)
Provision (benefit) for income taxes	7	(831)	(2,162)	1,395	(1,591)
Adjusted EBITDA:	$2,609	$1,287	$588	$2,248	$6,732

2012 - Quarter Ended	September 30	December 31	March 31	June 30	Total
Net (loss) income	$(406)	$(268)	$1,379	$2,205	$2,910
Stock-based compensation expense	1,057	430	344	924	2,755
Depreciation and amortization expense	460	1,149	1,353	1,410	4,372
Acquisition-related transaction costs		123			123
Interest and other expenses, net	9	(1)	(50)	(12)	(54)
Provision (benefit) for income taxes	(190)	(130)	948	1,327	1,955
Adjusted EBITDA:	$930	$1,303	$3,974	$5,854	$12,061

Liquidity and Capital Resources

Our principal capital requirements are to fund operations. We have typically funded our capital needs from operating cash flow augmented by approximately $33 million net proceeds from our offering completed in February 2012. In March 2011, we entered into a loan agreement with Bank of America, N.A. This facility provides financing of up to $5 million (based on eligible receivables) with interest at LIBOR plus 275 basis points. The loan agreement is secured by a pledge of the Company’s assets and contains customary provisions regarding covenants. The financial covenants require us to maintain a leverage ratio that does not exceed 2:1 and an EBITDA to interest expense ratio of at least 3:1. At June 30, 2013, we were in compliance with these covenants and there were no amounts outstanding on the credit facility. At each of June 30, 2013 and 2012, the Company had available borrowing capacity under this revolving credit facility of $5 million. On August 16, 2013, the Company executed a non-binding commitment with Bank of America, N.A. for a $25 million, four-year facility. The commitment is subject to certain specific conditions as documented in the commitment itself. The facility replaces the $5 million loan and has similar terms and conditions.

We are not a capital-intensive business. Our capital expenditures heretofore have been comprised of technology, fixtures and equipment to accommodate our growth and we acquired and renovated a building placed into service in 2011. Additionally, we capitalize the application development costs for new technology and enhancements to our innovation platform. In 2013, we invested approximately $15.3 million, in the aggregate, for these software development costs. We have completed the construction of our new campus facility to accommodate the growth of our business. This campus facility cost approximately $13 million at completion and was placed into service in 2013. The Company has and will continue to make investments in developed technology, including acquisitions of strategic parts of our roadmap that can be acquired more cheaply and more credibly than produced on our own. During 2013, the Company invested $6.8 million in such acquisitions, including the clearinghouse business acquired in December 2012. We believe that our funds anticipated from operations, current cash, short-term investments and funds available under our credit facility, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months and for a reasonable period thereafter.

Initial Public Offering

On February 7, 2012, we completed an initial public offering of common stock. The total offering size was 7,666,667 shares (after exercise by the underwriters of their over-allotment option), consisting of 6,388,883 shares issued and sold by us. Net proceeds to the Company were approximately $56.3 million, of which $23.3 million was used for a cash payment to holders of our outstanding preferred stock concurrently with the conversion of such shares into shares of common stock in connection with the closing of the IPO. Certain holders of our outstanding preferred stock who received cash payments included certain executive officers and directors. The Company did not receive proceeds from the sale of shares by the selling shareholders and none of that cash was used in the Company’s operations. The net proceeds to the Company were $33.0 million which was used in the ongoing operations and used to fund certain acquisitions and certain construction of the campus facilities.

Cash Flow Summary

Cash and cash equivalents were $3.2 million and $5.6 million at June 30, 2013 and 2012, respectively.  As of June 30, 2013 and 2012, we also had $8.0 and $29.4 million, respectively, in short-term investments classified as available for sale.

Our cash flows from operating, investing and financing activities, as reported in our consolidated financial statements included elsewhere in this report, are summarized as follows:

	For the years ended June 30,
	2011	2012	2013
Net cash provided by operating activities	$6,243	$8,286	$4,646
Net cash used in investing activities	(20,314)	(42,136)	(9,362)
Net cash provided by financing activities	614	33,713	2,315
Net decrease in cash and cash equivalents	$(13,457)	$(137)	$(2,401)

Operating Activities

Operating Activities. Net cash provided by operating activities was $4.6 million for the year ended June 30, 2013, as compared with $8.3 million for the year ended June 30, 2012. Net cash provided by operating activities for 2013 consisted of the Company’s net loss of $5.1 million, decreased by cash flows used for working capital of approximately $4.8 million that was offset by non-cash charges of $14.4 million (including $9.1 million in depreciation and amortization, $4.4 million in stock compensation expense, and an increase in the charge for the provision for bad debts of $2.7 million and a decrease in deferred income taxes of $1.8 million). The Company generated cash flow from operations from sources of such as accounts receivable, prepaids and other current assets that were offset by uses of cash flow from accounts payable and accrued liabilities and deferred revenue.

Investing Activities. During the year ended June 30, 2011, we began investing surplus cash resources and as of June 30, 2013, had net short-term investments of $8.0 million. Our policy is to invest only in fixed income instruments denominated and payable in U.S. dollars, including obligations of the U.S. government and its agencies, money market instruments, commercial paper, certificates of deposit, bankers’ acceptances, corporate bonds of U.S. companies, municipal securities and asset backed securities. We do not invest in auction rate securities, futures contracts, or hedging instruments. Securities of a single issuer valued at cost at the time of purchase should not exceed 10% of the market value of the portfolio but securities issued by the U.S. Treasury and U.S. government agencies are specifically exempted from these restrictions. The final maturity of each security within the portfolio should not exceed 24 months.

Net cash used in investing activities was $9.4 million and $42.1 million for the years ended June 30, 2013 and 2012, respectively. This decrease was primarily related to the initial purchase of the short-term investments in the year ended June 30, 2012. There were notable and ratable increases in each category of investing activities including, purchases of property and equipment, capitalized software and acquisitions from the year ended June 30, 2012 to the year ended June 30, 2013. The increase in software and development reflects the continued investment the Company is making in software to address the regulatory changes, marketplace opportunity with meaningful use and, market embracing clinical technological changes. The increase in property and equipment reflects the final year of investment in the Company’s campus facility in Carrollton, GA. This campus facility was placed into service in the year ended June 30, 2013. The acquisitions are discussed in the footnote to the Company’s consolidated financial statements, and reflect the Company taking advantage of purchasing businesses that it believes it can move the Company along its technological road map faster than similar technology can be developed internally.

Financing Activities. Net cash provided by financing activities was $2.3 million and $33.7 million for the years ended June 30, 2013 and 2012, respectively. This change was substantially all related directly to our IPO.   As discussed above, the initial public offering generated net proceeds of $33.0 million in the year ended June 30, 2012 that was used to complete construction of the campus facility in Carrollton, GA, certain acquisitions and the Company’s ongoing operations.

Contractual Obligations and Commitments

Our contractual cash payment commitments as of June 30, 2013, are set forth below (in thousands):

	Total	2014	2015	2016	2017	2018
Operating leases	$3,936	$2,301	$1,196	$365	$58	16

Off-Balance Sheet Arrangements

We engage in no activities, obligations or exposure with off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements and notes to our consolidated financial statements, which were prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, stock-based compensation, capitalization of software development costs and the provision for income taxes. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that are believed to be reasonable under the circumstances.

The accounting estimates we use in the preparation of our consolidated financial statements will change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.

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

The amended guidance in ASC 985-605 and ASC 605-25 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company adopted this amended guidance effective July 1, 2010 and there was no significant impact on our consolidated financial statements as a result.

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

Revenue is recognized on the hardware and software deliverables upon shipment at which point VSOE has been established for all of the undelivered individual elements which, generally consist of training services, outsourcing services and PCS. The fair value of training is determined based on the value of those services sold separately. VSOE of PCS and outsourcing services is determined by reference to the price the Company’s customers are required to pay for the services when sold separately (renewals). Training also includes deployment services, principally start-up monitoring and workflow consulting, performed in and around the time a new implementation occurs as well as follow-up training to assist a practice’s providers in enhancing proficiency and efficiency as staffing changes occur.

The Company also generates revenue from its software products under software subscription agreements. These software subscription agreements include the right to use the software and receive unspecified future product enhancements and upgrades when and if available for a specified term, usually 36 to 60 months. These agreements are accounted for as hosting (service agreements) under ASC 985-605-55-121. Revenue from all of the deliverables related to subscription agreements, including training and support services is recognized as performed. Implementation services are charged, deferred and amortized over the longer of the contract or the estimated customer life. Any amounts invoiced or cash received in advance is recorded as deferred revenue and amortized over the longer of the contract period or the estimated customer life. The agreements with our customers for these hosting services do not allow for the customers to take ownership or possession of the software and support is not sold separately.

Risks associated with estimates and judgments and the effects on revenue recognition include: 1) if VSOE of any undelivered element does not exist, revenue is deferred until VSOE is established and 2) if the fees are not fixed or determinable, or if collection is not reasonably assured, then the revenue recognized in various periods will be less than the amount recognized had those characteristics existed with the customer. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Fair Value Considerations For Equity

Until completion of our IPO in February 2012, our equity instruments consisted of common stock and Convertible Preferred Stock Series A and B, which were reflected in our consolidated financial statements as temporary equity. We considered fair value of these instruments under guidance in ASC 820 for purposes of recording share-based compensation expense and consideration of any adjustments to fair value of convertible preferred stock for each reporting period. Our consideration of value at or around each measurement date considered a number of estimates and judgments, including:

●	company performance, our growth rate and financial condition;
●
the value of companies that we consider peers based on a number of factors including, but not limited to, similarity to us with respect to industry, business model, stage of growth, financial risk or other factors;

●	changes in the Company and our prospects since the last time the Board of Directors approved option grants and/or made a determination of fair value;
●	amounts recently paid by investors for our common stock in arm’s-length transactions;
●	the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock;
●	the likelihood of achieving a liquidity event, such as an initial public offering or sale of all or a portion of the company;
●	future financial projections; and
●	valuations completed near the time of the grant.

Risks associated with these estimates and judgments and the effects thereof include the fact that consideration of future performance could be materially different than our estimates and that these and other inputs included in our valuations, such as the appropriate discount rate, or that the valuation model applied prove to be flawed. The impact of different equity valuation results from those utilized in our consolidated financial statements mean that the carrying value of our temporary equity for any period may be higher or lower than amounts reported with a corresponding impact on income available to common shareholders. In connection with this offering, all our convertible preferred stock will convert to common stock and the carrying value will be eliminated in its entirety with any difference accreted in our statement of operations.

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

We considered the fair value of our common stock and the exercise price of the grant as variables in the Black-Scholes option-pricing model to determine employee stock-based compensation. This model requires the input of assumptions on each grant date, some of which are highly subjective, including the expected term of the option, expected stock price volatility and expected forfeitures.

We determined the expected term of our options based upon historical exercises, post-vesting cancellations and the contractual term of the option. We concluded that it was not practicable to calculate the volatility of our share price due to the fact that our securities were not publicly traded and therefore there is no readily determinable market value for our stock. Therefore, we based expected volatility on the historical volatility of a publicly traded peer entity for the same expected term of our options. We intend to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of our own share price becomes available, or unless circumstances change such that the identified entity is no longer similar to us. In this latter case, more suitable entities whose share prices are publicly available would be utilized in the calculation. We based the risk-free rate for the expected term of the option on the U.S. Treasury Constant Maturity Rate as of the grant date. We determined the forfeiture rate based upon our historical experience with pre-vesting option cancellations. If we had made different assumptions and estimates than those described above, the amount of our recognized and to be recognized stock-based compensation expense, net income (loss) and net income (loss) per share amounts could have been materially different.

We believe that we have used reasonable methodologies, approaches and assumptions consistent with the AICPA Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, to determine the fair value of our common stock. We have reviewed key factors and events between each date below and have determined that the combination of the factors and events described above reflect a true measurement of the fair value of our common stock over an extended period of time.

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

During the third quarter of 2011, we determined that it would be more likely than not that the cumulative net operating loss and other deferred tax benefits would be recoverable by us, creating a $31 million income tax benefit due to the deferred tax asset recorded on our balance sheet as of March 31, 2011. This determination was based on the following factors:

●
For the twelve quarters ending March 31, 2011, the Company’s consolidated statements of operations reflected cumulative income before taxes of $3.5 million. The quarter ending June 30, 2011, was anticipated to generate significant positive results (which results were record revenues of $29.4 million and income before taxes of $4.3 million).

●
The Company had utilized a significant portion of its net operating loss carryforwards in tax returns filed in the three years ending June 30, 2010 and anticipated utilization of an additional portion of such carryforwards for its return for fiscal 2011.

●
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

The determination of when to adjust the valuation allowance requires significant judgment on the part of management based on our evaluation of the weight of positive and negative evidence, historical experience, knowledge of current business factors and our belief of what could occur in the future. Although realization is not assured, we concluded that it is more likely than not that the deferred tax assets as of March 31, 2011, for which a valuation allowance was determined to be unnecessary, will be realized in the ordinary course of operations. Our assessment remains the same through the three year period ended in June 30, 2013. The amount of the deferred tax assets considered realizable; however, could be reduced in the near term if actual future earnings are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable or deductible temporary differences.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, our investments include money market and mutual funds and high quality debt securities. Our investments in debt securities are subject to interest rate risk. To minimize the exposure due to an adverse shift in interest rates, we invest in short-term securities and maintain average portfolio duration of approximately one year.

Our operations consist of research and development and sales activities in the United States. As a result, our financial results are not affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements set forth herein commence on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As of the end of the period covered by this report, June 30, 2013 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of the Evaluation Date.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined under applicable Securities and Exchange Commission rules as a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Directors of the Company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2013 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.
52

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the definitive proxy statement for our 2013 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended June 30, 2013, and is incorporated into this Report by reference.

Item 11.	Executive Compensation

The information required by this item will be included in the definitive proxy statement for our 2013 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended June 30, 2013, and is incorporated into this Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the definitive proxy statement for our 2013 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended June 30, 2013, and is incorporated into this Report by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the definitive proxy statement for our 2013 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended June 30, 2013, and is incorporated into this Report by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be included in the definitive proxy statement for our 2013 annual meeting of stockholders or an amendment to this Report to be filed with the SEC within 120 days after our fiscal year ended June 30, 2013, and is incorporated into this Report by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Supplemental schedules are omited because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

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

4.3
Amended and Restated Investors’ Rights Agreement, by and among Greenway Medical Technologies, Inc. and the investors listed on Schedule A thereto, dated October 30, 2006(incorporated by reference to Exhibit 4.2 to the Company’s Form S-1 (File No. 333-175619) filed on July 15, 2011)

4.4
Second Amended and Restated Voting Agreement by and among Greenway Medical Technologies, Inc. and the investors listed on the schedules thereto dated October 30, 2006 (incorporated by reference to the Company’s Form S-1/A (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A (File No. 333-175619) filed on August 26, 2011)

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

10.6.1	Amendment to Credit Agreement (incorporated by reference to Exhibit 10.6.1 to the Company’s Form S-1/A (File No. 333-175619) filed on December 5, 2011)

10.6.2	Second Amendment to Credit Agreement (incorporated by reference to Exhibit 10.6.2 to the Company’s Form S-1/A (File No. 333-175619) filed on January 18, 2012)

10.6.3^	Third Amendment to Credit Agreement

10.6.4^	Fourth Amendment to Credit Agreement

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

10.9*	Form of 2011 Incentive Bonus Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1/A (File No. 333-175619) filed on January 18, 2012)

10.10*+	Form of 2012 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 5, 2012)

10.11*+	Form of 2013 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 29, 2012)

10.12*	Form of Greenway Medical Technologies, Inc. 2011 Stock Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 5, 2012)

14.1	Greenway Medical Technologies, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form S-1/A (File No. 333-175619) filed on January 18, 2012)

21^	List of subsidiaries

23.1^	Consent of Grant Thornton LLP

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File**

^	Filed herewith

*	Denotes management contract or compensatory arrangement.

+	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information will be filed separately with the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the year ended June 30, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of September, 2013.

GREENWAY MEDICAL TECHNOLOGIES, INC.

By:	/s/ Wyche T. Green, III

Wyche T. Green, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wyche T. Green, III	President, Chief Executive Officer, Director	September 13, 2013
Wyche T. Green, III	(Principal Executive Officer)

/s/ W. Thomas Green, Jr.	Chairman of the Board of Directors	September 13, 2013
W. Thomas Green, Jr.

/s/ James A. Cochran	Chief Financial Officer	September 13, 2013
James A. Cochran	(Principal Financial and Accounting Officer)

/s/ Noah Walley
Noah Walley	Director	September 13, 2013

/s/ Thomas T. Richards	Director	September 13, 2013
Thomas T. Richards

/s/ Walter Turek	Director	September 13, 2013
Walter Turek

/s/ Neal Morrison	Director	September 13, 2013
Neal Morrison

/s/ Robert Hensley	Director	September 13, 2013
Robert Hensley

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Greenway Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Greenway Medical Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of operations, changes in convertible preferred and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greenway Medical Technologies, Inc. and subsidiaries, as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Atlanta, Georgia
September 13, 2013

GREENWAY MEDICAL TECHNOLOGIES, INC.

Consolidated Balance Sheets
(Dollars in Thousands)

	June 30,
	2013	2012
Assets

Current assets:

Cash and cash equivalents	$3,184	$5,585
Short-term investments	8,043	29,350
Accounts receivable, net of a $900 and $720 allowance for doubtful accounts in 2013 and 2012, respectively	21,151	28,875
Inventory, net	284	281
Prepaid and other current assets	3,772	3,001
Deferred tax assets	2,407	1,699
Total current assets	38,841	68,791

Property and equipment, net	28,416	20,340
Software development cost, net	28,142	17,156
Acquired technology and other assets	1,819	510
Deferred tax assets — noncurrent, net	26,903	25,846
Goodwill	1,540	440
Other assets	468	40
Total assets	$126,129	$133,123

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$9,325	$12,436
Accrued liabilities	5,846	9,533
Deferred revenue	9,323	12,192
Total current liabilities	24,494	34,161
Obligation for purchased technology	—	116

Commitments

Shareholders’ equity:

Common stock	3	3
Additional paid-in capital	245,412	237,558
Accumulated deficit	(143,780)	(138,715)
Total shareholders’ equity	101,635	98,846
Total liabilities and shareholders’ equity	$126,129	$133,123

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAY MEDICAL TECHNOLOGIES, INC.

Consolidated Statements of Operations
(In Thousands, except Per Share Data)

	For the years ended June 30,
	2013	2012	2011
Revenue:

Systems sales	$40,975	$39,300	$31,726
Training and consulting services	19,420	27,816	18,373
Support services	44,553	33,143	22,401
Electronic data interchange and business services	29,896	23,754	17,339
Total revenue	134,844	124,013	89,839
Cost of revenue:

Systems sales	18,420	10,259	7,522
Training and consulting services	13,682	18,881	13,550
Support services	13,092	10,564	7,059
Electronic data interchange and business services	19,265	16,197	12,280
Total cost of revenue	64,459	55,901	40,411
Gross profit	70,385	68,112	49,428
Operating expenses:

Sales, general and administrative	58,336	47,565	37,399
Research and development	18,959	15,696	8,218
Total operating expenses	77,295	63,261	45,617
Operating (loss) income	(6,910)	4,851	3,811
Interest income	379	103	58
Interest expense	(70)	(49)	(27)
Other expense, net	(55)	(40)	(77)
(Loss) income before income taxes	(6,656)	4,865	3,765
Provision (benefit) for income taxes	(1,591)	1,955	(29,200)
Net (loss) income	(5,065)	2,910	32,965
Preferred stock dividends and accretion	—	28,395	(54,961)
Net (loss) income available to common shareholders	$(5,065)	$31,305	$(21,996)

Per share data:
Net (loss) income per share available to common shareholders:
Basic	$(.17)	$1.66	$(1.90)
Diluted	$(.17)	$0.11	$(1.90)
Weighted average number of common shares outstanding
Basic	29,577	18,808	11,579
Diluted	29,577	25,369	11,579

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAY MEDICAL TECHNOLOGIES, INC.

Consolidated Statements of Changes in Convertible Preferred and Shareholders’ Equity (Deficit)

For the years ended June 30, 2011, 2012 and 2013
(Dollars in Thousands)

	Convertible Preferred				Shareholders’ Equity (Deficit)
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, June 30, 2010	3,333	$49,466	4,632	$54,388	11,479	$11,300	$56,728	$(148,024)	$(79,996)
Common stock issued for acquired technology	-	-	-	-	50	50	350	-	400
Exercise of stock options	-	-	-	-	148	148	561	-	709
Employee stock compensation	-	-	-	-	-	-	1,399	-	1,399
Accretion of preferred stock issue cost	-	-	-	32	-	-	-	(32)	(32)
Preferred dividends	-	2,598	-	2,235	-	-	-	(4,833)	(4,833)
Accretion adjustment of preferred stock fair value	-	23,569	-	26,527	-	-	-	(50,096)	(50,096)
Net income	-	-	-	-	-	-	-	32,965	32,965
Balance, June 30, 2011	3,333	75,633	4,632	83,182	11,677	11,498	59,038	(170,020)	(99,484)
Exercise of stock options and warrants	-	-	-	-	344	-	896	-	896
Employee stock compensation	-	-	-	-	-	-	2,755	-	2,755
Preferred dividends	-	1,299	-	1,184	-	-	-	(2,483)	(2,483)
Accretion adjustment of preferred stock fair value	-	(14,827)	-	(16,051)	-	-	-	30,878	30,878
Convert $1 par common to $.0001 par common	-	-	-	-	-	(11,497)	11,497	-	-
Sale of common stock, net of issue cost and expenses	-	-	-	-	6,389	1	56,252	-	56,253
Convert preferred stock to common stock	(3,333)	(62,105)	(4,632)	(68,315)	10,712	1	130,420	-	130,421
Payments in connection with preferred stock conversion	-	-	-	-	-	-	(23,300)	-	(23,300)
Net income	-	-	-	-	-	-	-	2,910	2,910
Balance, June 30, 2012	-	-	-	-	29,122	3	237,558	(138,715)	98,846
Exercise of stock options and warrants					658		3,431		3,431
Employee stock compensation							4,423		4,423
Net loss								(5,065)	(5,065)
Balance, June 30, 2013	-	$-	-	$-	29,780	$3	$245,412	$(143,780)	$101,635

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAY MEDICAL TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows
(In Thousands)

	For the years ended June 30,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(5,065)	$2,910	$32,965
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net stock compensation expense	4,423	2,755	1,399
Provision for deferred income taxes	(1,765)	1,682	2,333
Reversal of deferred tax valuation allowance	—	—	(31,560)
Depreciation and amortization	9,129	4,372	1,252
Provision for bad debts	2,741	1,412	1,083
Reduction in obligation for acquired technology	—	(100)	—
Changes in current assets and liabilities:
Accounts receivable	5,052	(12,176)	(7,680)
Inventory	(3)	179	(136)
Prepaids and other current assets	(1,199)	(1,296)	(1,012)
Accounts payable and accrued liabilities	(5,798)	5,028	3,247
Deferred revenue	(2,869)	3,520	4,352
Net cash provided by operating activities	4,646	8,286	6,243
Cash flows from investing activities:
Purchases of short-term investments	(1,635)	(29,609)	(17,561)
Sales of short-term investments	22,942	10,707	7,115
Purchases of property and equipment	(8,578)	(8,041)	(4,129)
Business combinations to acquire technology and other assets	(6,750)	(3,000)	—
Capitalized software development cost	(15,341)	(12,193)	(5,739)
Net cash used in investing activities	(9,362)	(42,136)	(20,314)
Cash flows from financing activities:
Payments on capital leases	—	—	(12)
Payments on obligation for acquired technology	(116)	(137)	(83)
Proceeds from exercise of stock options and warrants, net of issuance costs	3,431	897	709
Contingent consideration paid for business combination	(1,000)	—	—
Conversion of preferred stock	—	(23,300)	—
Sale of Common Stock	—	56,253	—
Net cash provided by financing activities	2,315	33,713	614
Net decrease in cash and cash equivalents	(2,401)	(137)	(13,457)
Cash and cash equivalents at beginning of year	5,585	5,722	19,179
Cash and cash equivalents at end of year	$3,184	$5,585	$5,722
Supplemental cash flow information:
Cash paid for interest	$70	$8	$27
Cash paid for taxes	$326	$196	$333
Non-cash investing and financing activities:
Conversion of preferred stock	$—	$130,421	$—
Common stock and obligation for future payments at fair value, given in exchange for acquisition of technology	$—	$954	$974
Reduction in obligation for acquired technology	$—	$100	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREENWAY MEDICAL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

1.	Description of Company

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

Greenway Medical Technologies, Inc. acquired the assets of GHN-Online, Inc. (“GHN”) (See Note 5) effective December 31, 2012 and, in conjunction with the acquisition, formed Greenway, LLC, a wholly-owned subsidiary. The acquisition was accounted for as a purchase business combination. The results of GHN’s operations are included in the Company’s consolidated financial statements for the periods subsequent to the effective date of the acquisition. All intercompany transactions have been eliminated in the accompanying consolidated financial statements.

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

2.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year-end is June 30. Unless otherwise noted, all references to 2013, 2012, and 2011 refer to the fiscal years ended June 30 of the respective year.

Use of Estimates

In preparing these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates reflected in these consolidated financial statements include the useful lives of intangible assets, potential impairment of goodwill and intangible assets, the allowance for doubtful accounts, the allowances in the provision for income taxes, the valuation of share-based compensation and the valuation of equity issued prior to the Company’s IPO.

Subsequent Events

The Company discloses material events that occur after the balance sheet date but before consolidated financial statements are issued. In general, these events are recognized if the condition existed at the date of the balance sheet, but are not recognized if the condition did not exist at the balance sheet date. The Company discloses non-recognized events if required to keep the consolidated financial statements from being misleading.

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

Following is a schedule of the changes in the allowance for doubtful accounts (in thousands):

	For the years ended June 30,
	2013	2012	2011
Balance at beginning of period	$720	$585	$900
Provision for bad debts	2,741	1,412	1,083
Write-offs	(2,561)	(1,277)	(1,398)
Balance at end of period	$900	$720	$585

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Major property additions, replacements and betterments are capitalized, while maintenance and repairs that do not extend the useful lives of these assets are expensed as incurred. Depreciation and amortization expense was approximately $4.5 million, $2.4 million and $1.1 million for the years ended June 30, 2013, 2012, and 2011, respectively. Depreciation is provided using the straight-line method over the estimated useful lives of the property and equipment, which are as follows:

Software	3	years
Computer and other equipment	3	years
Leasehold improvements	Lesser of lease term or 7	years
Furniture and fixtures	5	years
Building and related	15 - 39	years

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

Capitalized software development costs for each of the three years in the period ended June 30, 2013, were $15.3 million, $12.2 million, and $5.7 million, respectively. Amortization cost included in the accompanying statements of operation related to software development cost are $4.4 million, $1.9 million, and $149,000 for the years ended June 30, 2013, 2012, and 2011, respectively.

The Company applies the provisions of ASC 350-40, Internal Use Software and expenses all costs incurred that relate to planning and post-implementation phases of development. Costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life. For the years ended June 30, 2013, 2012 and 2011, respectively, the Company capitalized $160,000, $1.8 million and $1.4 million of costs related to software developed for internal use.

Internal software development costs are generally amortized on a straight-line basis over three years beginning with the date the software is placed into service. Amortization of software developed for internal use was $852,000 and $351,000 for the years ended June 30, 2013 and 2012, respectively. No amortization was incurred for 2011 as none of the projects were completed prior to June 30, 2011.

Goodwill

Goodwill is an asset representing the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized in accordance with accounting guidance, but accounting guidance requires that we perform an impairment test at least annually. Goodwill is reviewed for impairment at least annually in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). The goodwill impairment analysis is comprised of two steps. In step one the estimated fair value of a reporting unit is compared to its carrying value. Step two is required only if there is a deficiency (the estimated fair value is less than the carrying value). In step two the actual amount of the goodwill impairment is calculated by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded. The recoverability of indefinite lived intangible assets is assessed by comparison of the carrying value of the asset to its estimated fair value. If we determine that the carrying value of the asset exceeds its estimated fair value, an impairment loss would be recorded equal to the excess. Based upon our analysis, the Company determined that there was no impairment at June 30, 2013. The goodwill impairment will continue to be considered annually, or more frequently if facts and circumstances warrant.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for potential impairment, in accordance with ASC 360, whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. Impairment exists when the carrying value of a long-lived asset exceeds its fair value. An impairment loss is recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. There were no such impairment losses during the three years ended June 30, 2013.

Revenue Recognition

The Company recognizes revenue in accordance with U.S. GAAP, principally ASC 985-605, Software Revenue Recognition. In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements — both representing consensus of the FASB Emerging Issues Task Force, to amend certain revenue recognition guidance. ASU 2009-13 amended guidance in ASC 605-25, Revenue Recognition, Multiple-Element Arrangements relating to non-software transactions — to (1) modify the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminate use of the residual method of allocation and instead require that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. ASU 2009-14 amended the scope of arrangements under ASC 985-605, Software, Revenue Recognition to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality.

The amended guidance in ASC 985-605 and ASC 605-25 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company adopted this amended guidance effective July 1, 2010 and there was no significant impact on our consolidated financial statements as a result.

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

Revenue is recognized on the hardware and software deliverables upon shipment at which point VSOE has been established for all of the undelivered individual elements which, generally consist of training services, outsourcing services and PCS. The fair value of training is determined based on the value of those services sold separately. VSOE of PCS and outsourcing services is determined by reference to the price the Company’s customers are required to pay for the services when sold separately (renewals).  Training also includes deployment services, principally start-up monitoring and workflow consulting, performed in and around the time a new implementation occurs as well as follow-up training to assist a practice’s providers in enhancing proficiency and efficiency as staffing changes occur.

The Company also generates revenue from its software products under software subscription agreements. These software subscription agreements include the right to use the software and receive unspecified future product enhancements and upgrades when and if available for a specified term, usually 36 to 60 months. These agreements are accounted for as hosting (service agreements) under ASC 985-605-55-121.   Revenue from all of the deliverables related to subscription agreements, including training and support services is recognized as performed.   Implementation services are charged, deferred and amortized over the longer of the contract or the estimated customer life.  Any amounts invoiced or cash received in advance is recorded as deferred revenue and amortized over the longer of the contract period or the estimated customer life.   The agreements with our customers for these hosting services do not allow for the customers to take ownership or possession of the software and support is not sold separately.

The Company records reimbursements of out-of-pocket expenses as revenue in the accompanying consolidated statements of operations. These amounts totaled approximately $4.4 million, $6.6 million and $3.3 million for each of the three years in the period ended June 30, 2013.

The Company presents net revenue net of sales tax and other sales-related taxes collected from customers.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses of approximately $2.4 million, $2.2 million and $2.0 million are included within sales, general and administrative expenses in 2013, 2012 and 2011, respectively.

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

As required by the uncertain tax position guidance under ASC 740-10, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this more-likely-than-not threshold, the amount to be recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent cumulative likelihood of being realized upon ultimate settlement with the relevant tax authority. Recognition, de-recognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date.

Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in shareholders’ equity. In 2013, 2012 and 2011, comprehensive income approximated net income.

Net Income (Loss) Per Share Available to Common Shareholders

Basic income (loss) per share available to common shareholders is computed by dividing income (loss) available to common shareholders by the sum of the weighted average number of common shares outstanding during the period. Income (loss) available to common shareholders reflects accretion of preferred stock dividends, preferred stock issuance costs and adjustment to recognize the estimated fair value of the put feature ascribed to these securities.

Diluted per share amounts give effect to all potentially dilutive common share equivalents outstanding during the period. Such potentially dilutive common share equivalents included Series A and B Preferred Stock convertible into 8.8 million shares of common stock for the year ended June 30, 2011 and which were converted to common stock in February 2012; outstanding warrants exercisable for common shares totaling approximately 121,000 at June 30, 2012 and 260,000 at June 30, 2011, respectively; and stock options exercisable for shares of common stock totaling approximately 1.8 million for the year ended June 30, 2013, 1.9 million for the year ended June 30, 2012, and 1.7 million for the year ended June 30, 2011. The dilutive effect of outstanding stock options and warrants is computed using the treasury stock method. The computation of diluted loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings and inasmuch as inclusion of any or all of the potentially dilutive common share equivalents is anti-dilutive for each of the years ended June 30, 2013 and June 30, 2011, presentation of loss per share available to common shareholders — basic and diluted are the same for the periods presented. There were no such anti-dilutive securities that were excluded from the calculation of common shares outstanding as of June 30, 2012.

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

For the year ended June 30, 2013, one customer accounted for 12% of net revenue. For the years ended June 30, 2012 and 2011, no customer accounted for more than 10% of net revenue. At June 30, 2012, one customer accounted for 15% of accounts receivable; however, no customer accounted for more than 10% of accounts receivable at June 30, 2013 and 2011.

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

The Company applies ASC 820, Fair Value Measurements and Disclosures, with respect to fair value of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis and (b) all financial assets and liabilities. ASC 820 prioritizes the inputs used in measuring fair value as follows: Level 1 — Quoted market prices in active markets for identical assets or liabilities; Level 2 — Observable inputs other than those included in Level 1 (for example, quoted market prices for similar assets in active markets or quoted market prices for identical assets in inactive markets); and Level 3 — Unobservable inputs reflecting management’s own assumptions about the inputs used in estimating the value of the asset.

The Company’s financial instruments consist primarily of short term investments, which are measured using level 1 and 2 inputs (see Note 3) and its Series A and B Convertible Preferred Stock classified as temporary equity, which is measured using Level 3 inputs. Changes in the observability of valuation inputs may result in transfers within the fair value measurement hierarchy. The Company did not identify any transfers among levels of the fair value measurements hierarchy during fiscal 2013 and 2012.

The Company’s financial instruments measured at fair value as of June 30, 2013 and 2012 consisted of short term investments of available-for-sale securities. The dollar amounts in Level 1 of the Fair Value Hierarchy Category at June 30, 2013 and 2012 were $8,043,000 and $29,350,000, respectively.

The following table presents the change (in thousands) in the estimated fair value of the Series A and B Convertible Preferred Stock measured using significant unobservable inputs (Level 3):

	June 30, 2013	June 30, 2012	June 30, 2011
Series A Convertible Preferred Stock:
Fair value measurement at beginning of period	$—	$75,633	$49,466
Change in fair value recorded in accumulated deficit	—	(13,528)	26,167
Conversion to common in connection with IPO	—	(62,105)	—
Fair value measurement at end of period	$—	$—	$75,633

	June 30, 2013	June 30, 2012	June 30, 2011
Series B Convertible Preferred Stock:
Fair value measurement at beginning of period	$—	$83,182	$54,388
Change in fair value recorded in accumulated deficit	—	(14,867)	28,794
Conversion to common in connection with IPO	—	(68,315)	—
Fair value measurement at end of period	$—	$—	$83,182

Prior to the conversion in connection with our IPO, the Series A and B Convertible Preferred Stock were re-measured to fair value each reporting period. The changes in fair value, combined with dividends and accretion of preferred stock issuance costs, are recorded in the statements of changes in convertible preferred and shareholders’ equity (deficit) and are based on the change in the underlying fair value of the Company’s equity during each fiscal year presented. The fair value of the Company’s equity is the estimated amount for which a share of each of the Company’s equity instruments could be sold in a current transaction between willing parties. The Company estimated its fair value using primarily a discounted cash flow model. The operating assumptions used in the discounted cash flow model are generally consistent with the Company’s past performance and with the projections and assumptions used in the Company’s operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). This standard update clarifies that, when presenting comparative consolidated financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010, with early adoption permitted.

In connection with our acquisition of technology and other assets as described in Note 5, ASU 2010-28 and ASU 2010-29 became applicable to us; their adoption had no impact on our consolidated financial statements. We expect that ASU 2010-29 may impact our disclosures for any future business combinations. The Company has intentionally omitted the disclosures of historical proforma information on the purchase business combinations that it made during the three year period ended June 30, 2013 due to the immaterial nature of the acquired operations. The Company believes that the limited amount of information disclosed about the assets purchased and liabilities assumed are adequate in the circumstances.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. These amendments have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The common requirements are expected to result in greater comparability of fair value measurements presented and disclosed in consolidated financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are to be applied prospectively and are effective for fiscal years beginning after December 15, 2011. The Company adopted these provisions in the first quarter of Fiscal 2013. Adoption of this provision did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. The amendments to the Codification in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011 ASU 2011-12 was issued to defer the effective date relating to these reclassification adjustments requirements. Other provisions of ASU 2011-05 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2011. Adoption of these provisions did not have a material impact on the Company’s consolidated financial statements as the elements of comprehensive income are not material to the consolidated statement of operations and net income approximates comprehensive income.

In September 2011, the FASB issued 2011-08, Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment. The Board decided to simplify how companies are required to test goodwill for impairment. Companies now have the option to first assess qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it will not have to perform the two-step impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. If a company has not yet issued their consolidated financial statements for the most recent annual or interim period, the company may choose to perform the qualitative assessment. Adoption of ASU 2011-08 did not have a material impact on our consolidated financial statements.

3.	Short-term Investments

Short-term investments consist of money market and mutual funds, and U.S. agency and corporate bonds with original maturities greater than three months and remaining maturities of less than one year. Investments are also made in corporate bonds with original maturities of greater than one year but maximum remaining maturities of 18 months; these investments are also included in short-term investments since the Company’s intent is to convert them into cash as may be necessary to meet liquidity needs. At June 30, 2013, all of the Company’s investments were classified as available-for-sale and are reported at fair value with any changes in market value reported as a part of comprehensive income. As of June 30, 2013, gross accumulated unrealized gains and losses for these investments were immaterial. Fair value is based on the Level 1 or 2 criteria of the fair value hierarchy specified in ASC 820-10, Fair Value Measurements and Disclosures.

Available-for-sale-securities at fair value consist of (in thousands):

	June 30
	2013	2012

U.S. agency bonds	$—	$2,071
Corporate bonds	84	359
Mutual funds	7,946	26,875
Money market funds	13	45
Total	$8,043	$29,350

4.	Property and Equipment

Property and equipment consists of (in thousands):

	June 30,
	2013	2012
Land	$1,287	$1,172
Building and related	17,749	4,433
Leasehold improvements	304	304
Equipment	1,582	3,366
Furniture and fixtures	4,876	1,390
Purchased software	5,874	3,056
Acquired technology	7,581	3,894
	39,253	17,615
Less — Accumulated depreciation and amortization	(11,109)	(6,509)
	28,144	11,106
Construction in progress	272	9,234
Total	$28,416	$20,340

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

Construction of New Facilities and Real Estate Tax Incentive Transaction

In December 2011, we entered into a sale-leaseback transaction pursuant to which we sold certain land and a building under development as our new administrative headquarters located in Carrollton, Georgia. The transaction contemplates an ultimate total purchase price of approximately $12 million and in December 2011, approximately $1 million already incurred for the project, was received in cash and was simultaneously invested and is subject to an Industrial Revenue Bonds (IRB) financing agreement. The balance of approximately $11 million contemplated under this agreement was paid from our resources, then sold and proceeds reinvested in in a similar fashion. This agreement is intended to permit counties to attract business investment by offering property tax incentives. In accordance with Georgia law, we entered into this sale-leaseback agreement with the Carroll County Payroll Development Authority (the “County”) and acquired an IRB. The arrangement is structured so that our lease payments to the County equal and offset the County’s bond payments to the Company. The Bond is non-recourse to the County, our lease payments are pledged to secure repayment of the Bond, and the lease and bond provide for the legal right of offset. Consequently, the investment and lease obligation related to this arrangement have been offset in our balance sheet. The agreement has a maximum expiration date of 2021. If we had not entered into this transaction, property tax payments would have been higher. We can reacquire such property and terminate the agreement at a nominal price of ten dollars. The subject property was included in property and equipment at June 30, 2013 and in construction in progress at June 30, 2012, in the accompanying consolidated balance sheet.

5.	Acquisitions

The Company has accounted for all business combinations using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The Company allocated the purchase price to intangible assets representing developed technology, customer relationships, trademarks, and non-competition agreements. The excess of purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed and the separately recognized intangible assets has been recorded as goodwill in the accompanying consolidated financial statements. The goodwill is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable from increased market presence. None of the acquisitions made have material operations. The carrying value of goodwill is evaluated annually for potential impairment or whenever changes in circumstances may indicate that impairment may have occurred. The goodwill is deductible for tax purposes.

On December 31, 2012, we acquired certain assets of GHN in exchange for cash consideration totaling $5.5 million. Additionally, the Company incurred transaction costs totaling approximately $145,000; GHN provides clearinghouse and revenue cycle services to healthcare providers and we believe the technology acquired will enable us to offer better solutions to connect our customers with their payers for the purposes of improving their revenue cycle management processes and outcomes. Based on estimated fair value of the working capital, property and equipment and identifiable intangibles, the consideration of $5.5 million was allocated to the assets in the following amounts:

Assets Acquired	Estimated Fair Value (in thousands)	Estimated Useful Life
Net Working Capital	$69	N/A
Property and Equipment	352	3 years
Developed Technology	2,437	3 years
Customer Relationships	1,054	9 years
Non-competition Agreements	211	3-5 years
Trademarks	277	10 years
Goodwill	1,100	Indefinite
Total fair value of consideration	$5,500

In October 2011, we acquired certain technology and other assets of CySolutions which we believe has facilitated our penetration of the Federally Qualified Health Center (FQHC) market. Total consideration was  approximately $4.0 million, which included approximately $1.0 million contingent consideration that would be paid on attainment of certain financial and operating performance objectives. These objectives were attained in October 2012 and the contingent consideration was paid at that time. In conjunction with this acquisition, the Company incurred transaction costs of approximately $123,000. Based on the estimated fair value of the intangibles acquired, total consideration was allocated to the following assets:

Assets Acquired	Estimated Fair Value (in thousands)	Estimated Useful Life

Developed Technology	$2,920	3 years
Customer Relationships	530	5 years
Non-competition Agreements	64	3-5 years
Goodwill	440	Indefinite
Total fair value of consideration	$3,954

6	Amortizable Intangible Assets

Amortizable intangible assets consist of the following (in thousands):

		June 30, 2013
Amortizable Intangible Assets	Estimated Useful Lives (months)	Gross Carrying Amount	Accumulated Amortization		Net Carrying Value

Customer relationships	60-180	$1,584	$	(235)	$1,349
Non-competition agreements	36 - 60	275		(68)	207
Trademarks	120	277		(14)	263

Totals		$2,136	$	(317)	$1,819

		June 30, 2012
Amortizable Intangible Assets	Estimated Useful Lives (months)	Gross Carrying Amount	Accumulated Amortization		Net Carrying Value

Customer relationships	60	$530	$	(75)	$455
Non-competition agreements	36-60	64		(9)	55

Totals		$594	$	(84)	$510

Approximately $233,000 and $84,000 of aggregate intangible amortization expense was recorded in the consolidated statements of operations for the years ended June 30, 2013, and 2012, respectively.  There was no amortization expense for the year ended June 30, 2011. The weighted average remaining estimated useful lives of the intangible assets listed above, in months, at June 30, 2013 were 81, 25, and 114 for customer relationships, non-competition and trademarks, respectively. The weighted average remaining estimated useful lives for the intangible assets listed above, in months, at June 30, 2012 were 51 and 37 for customer relationships and non-competition agreements, respectively.

The estimated future amortization expense of intangible assets is as follows (in thousands):

Year ended June 30,	Amounts
2014	$341
2015	329
2016	289
2017	181
2018	145
Thereafter	534
Total	$1,819

Amortization of acquired technology is charged to cost of systems sold and totaled $1.9 million, $1.0 million and $210,000, respectively, for each of the three years in the period ended June 30, 2013.

7.            Accrued Liabilities

The following table shows the components of accrued liabilities (in thousands):

	June 30
	2013	2012

Accrued salaries, wages and benefits	$1,999	$4,936
Accrued sales tax	1,186	1,477
Accrued third party services	2,303	1,827
Obligation for purchased technology	-	954
Other accrued expenses	358	339
Total	$5,846	$9,533

8.            Transactions with Related Parties

Effective July 1, 2000, the Company entered into an agreement to lease the corporate office from Green Family Real Estate, LLC, an entity controlled by the Company’s Chairman, for approximately $20,000 per month, plus annual adjustments for inflation, until June 30, 2015 (see Note 12).

In 2000, the Company entered into an agreement to rent on an hourly basis an airplane from Greenway Air, LLC, an entity controlled by the Company’s Chairman. Expenses incurred related to this agreement were approximately $116,000, $51,000 and $67,000 for each of the three years in the period ended June 30, 2013, respectively. In March 2002, the Company purchased a 1% interest in Greenway Air, LLC, for $12,500 and in September 2012 paid $427,000 to purchase an additional 15.75% interest. This investment is recorded at cost in the caption “Other Assets” in the accompanying consolidated balance sheets.

The Company has considered applicable guidance regarding variable interest entities and has determined that neither of these arrangements is such an entity.

The Company has two institutional shareholders who, as of the June 30, 2013, collectively owned approximately 42% (24% for one investor and 18% for the other) of the Company’s common stock. One affiliate (representative) from each of these institutional shareholders sits on the Company’s Board of Directors. Given this substantial ownership position, these shareholders are able individually, and collectively, to exercise substantial influence over the affairs of the Company.

In April 2011, the Company purchased three commercial lots totaling approximately six acres were used to build new facilities to accommodate its growth. The property was purchased from the Company’s Chairman pursuant to authorization from the Board of Directors. Aggregate consideration was approximately $483,000 and was based on an independent appraisal of fair value.

9.            Credit Facility

In March 2011, the Company closed on a loan agreement which provides financing up to $5 million based on eligible receivables, with interest at LIBOR plus 275 basis points, is secured by a pledge of the Company’s assets and contains customary provisions regarding covenants including a prohibition on payment of cash dividends. There were no amounts outstanding on the credit facility at June 30, 2013 and 2012. The Company had a letter of credit in the amount $500,000 that reduced the availability of the loan at June 30, 2013. Therefore, there was $4.5 million available on the facility at June 30, 2013. On August 16, 2013, the Company executed a non-binding commitment with its lender for a $25 million, four-year facility. The commitment is subject to certain conditions. The facility replaces the $5 million loan and has similar terms and conditions.

10.            Shareholders’ Equity

In Fiscal 2013, holders of the warrants exercised all of the remaining 121,002 shares for approximately $726,000. Additionally, during Fiscal 2013, approximately 536,500 options were exercised with a cumulative value of $2,706,000.

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

We used a portion of the net proceeds from the IPO to pay $23.3 million consisting of a cash payment to holders of our outstanding preferred stock concurrently with the conversion of such shares into shares of common stock in connection with the closing of the IPO. Certain holders of our outstanding preferred stock who received cash payments included certain executive officers and directors. We used the remaining proceeds to finance the construction of new facilities to accommodate the growth of our business (approximately $12.0 million), as well as for working capital and general corporate purposes, which may include financing our growth, developing new technology solutions and services, and funding capital expenditures, acquisitions and investments. The Company currently does not have any pending material acquisitions. We did not receive any proceeds from the sale of shares by the selling shareholders.

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

The amount of stock authorized, issued and outstanding, after effect of the foregoing, is summarized (in thousands) as follows as of June 30:

	2013		2012
	Common Stock	Preferred	Common Stock	Preferred

Authorized	80,000	20,000	80,000	20,000
Issued	29,780	-	29,122	-
Outstanding	29,780	-	29,122	-

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

We also have options granted, fully vested and outstanding under our previous 1999 Stock Plan and our 2004 Stock Plan, though no new awards will be granted under the 1999 or 2004 plans. Activity under all our option plans is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding as of July 1, 2010	2,340,681	$4.91
Granted	915,307	7.95
Exercised	(147,583)	4.80
Canceled	(322,592)	4.09
Outstanding as of June 30, 2011	2,785,813	$4.92
Granted	821,654	15.15
Exercised	(154,906)	5.14
Canceled	(55,423)	6.88
Outstanding as of June 30, 2012	3,397,138	$8.25	$35,336,000
Granted	912,850	15.41
Exercised	(536,479)	5.04
Canceled	(13,924)	9.90
Outstanding as of June 30, 2013	3,759,585	$10.44	$18,598,000
Options exercisable as of June 30, 2013	1,836,519	$7.33

The following table sets forth the Company’s outstanding options and options exercisable, including the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date as of June 30, 2013:

Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of June 30, 2013	Weighted Average Remaining Contractual Life
$3.00	5,031	0.42	$3.00	5,031	0.42
$4.00	22,306	0.99	$4.00	19,181	0.92
$4.75	611,035	3.34	$4.75	611,035	3.34
$5.19	355,482	6.29	$5.19	265,059	6.27
$6.00	66,891	1.47	$6.00	66,891	1.47
$6.92	259,535	7.18	$6.92	195,624	7.15
$7.00	4,883	0.38	$7.00	4,883	0.38
$7.09	538,260	7.58	$7.09	317,000	7.59
$11.58	176,500	8.00	$11.58	91,868	8.00
$12.88	27,950	9.88	$12.88	-	-
$13.31	253,984	8.04	$13.31	43,188	8.04
$14.29	34,553	8.39	$14.29	32,084	8.39
$14.50	3,750	8.69	$14.50	3,750	8.69
$14.64	31,875	3.04	$14.64	-	-
$15.28	616,350	9.21	$15.28	34,000	9.21
$15.99	264,000	9.24	$15.99	-	-
$16.25	487,200	8.92	$16.25	146,925	8.92
	3,759,585	7.17		1,836,519	5.79

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

The assumptions utilized for stock option grants during 2013, 2012 and 2011 were as follows:

	For the years ending June 30
	2013	2012	2011

Risk-free interest rate	.68% - .72%	.69% - 1.51%	1.14% - 2.02%
Expected dividend yield	-	-	-
Expected volatility	56.7%	53.3%	44.1%
Expected lives of options	6.25 years	5 years	5 years
Forfeiture rate	1.2%	1.4%	4.1%
Fair Value	$6.88 - $8.62	$4.87 - $10.24	$2.66 -$6.41

The weighted average fair value of the options granted during 2013, 2012 and 2011 was $8.31, $9.00 and $3.19, respectively. Stock-based compensation expense recorded for option grants was approximately $4.4 million, $2.8 million and $1.4 million in 2013, 2012 and 2011, respectively. As of June 30, 2013, there was approximately $10.3 million of total unrecognized compensation cost related to non-vested options. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable. For 2011, fair value of the Company’s common stock based on an independent valuation is used inasmuch as the Company was not publicly traded at that time. Options expected to vest are unvested shares net of expected forfeitures. The total intrinsic value of stock options exercised was approximately $5.4 million, $1.5 million, and $615,000 during the years ended June 30, 2013, 2012 and 2011, respectively.

11.         Income Taxes

The components of the Company’s provision (benefit) for income taxes were as follows (in thousands):

	For the years ending June 30
	2013	2012	2011
Current:
Federal	$—	$—	$10
State	174	273	17
	174	273	27
Deferred:
Federal	(1,671)	1,416	2,106
State	(631)	266	227
Change in deferred tax asset valuation allowance	537	—	(31,560)
	(1,765)	1,682	(29,227)
Provision (benefit) for income taxes	$(1,591)	$1,955	$(29,200)

The following is a reconciliation of income taxes (benefit) at the federal statutory rate with income taxes (benefit) recorded by the Company (in thousands):

	For the years ending June 30
	2013	2012	2011
Income tax computed at the federal statutory rate	$(2,263)	$1,654	$1,280
State income taxes, net of federal income tax benefit	(221)	195	151
Equity compensation	1,001	673	391
Other permanent items	254	432	505
Research and development and other credits	(647)	(975)	—
Other	(252)	(24)	33
Change in valuation allowance	537	—	(31,560)
	$(1,591)	$1,955	$(29,200)

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	June 30
	2013	2012

Deferred tax assets (liabilities):
Deferred revenue	$1,801	$3
Stock option obligations	1,095	1,115
Investments	103	138
Fixed assets	—	19
Intangibles	688	287
Research and development credit	4,792	3,320
Allowance for doubtful accounts	336	274
Other	361	1,463
Inventory	19	13
Net operating loss carryforwards	27,428	27,432

Deferred tax assets	36,623	34,064

Fixed assets	(1,558)	—
Capitalized software	(5,218)	(6,519)

Deferred tax liabilities	(6,776)	(6,519)
Valuation allowance	(537)	—

Net deferred tax assets	$29,310	$27,545

As of June 30, 2013, the Company had gross net operating losses (NOLs) of approximately $74 million. These NOLs will be available to offset any future taxable income and will begin to expire in 2021. The Company has also generated research credit carryforwards of approximately $4.8 million.

At March 31, 2011, the Company determined that it would be more likely than not that the cumulative net operating loss and other deferred tax benefits would be recoverable. Accordingly, net deferred tax assets of approximately $31.0 million were recorded on the Company’s balance sheet as of that date with a corresponding $31.0 million income tax benefit recorded in the statement of operations.  The determination of when to adjust the valuation allowance requires significant judgment on the part of management. As of June 30, 2013, Management determined that more likely than not all net deferred tax assets, except for state R&D carryforwards, would be realized based upon future projections of taxable income.  Consequently, the Company recorded a valuation allowance of $537 thousand specifically attributable to the state R&D carryforwards that may not be fully utilized before the Company’s income allocated to those states use up the existing net operating losses. Some of this is due to state income tax planning.

As of June 30, 2013, the Company had no unrecognized tax benefits. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense when and if incurred. The Company had no interest or penalties related to unrecognized tax benefits accrued as of June 30, 2013. The Company does not anticipate that the amount of the unrecognized benefit will significantly increase within the next 12 months. However, net operating loss and R&D credit carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities.

12.          Leases

Rental expense, recognized on a straight-line basis, for all building and equipment leases totaled approximately $1.9 million, $1.2 million and $526,000 in 2013, 2012 and 2011, respectively. As of June 30, 2013, future minimum lease payments under operating leases with non-cancelable lease terms are as follows (in thousands):

Amounts
2014	$1,565
2015	1,271
2016	433
2017	57
2018 and thereafter	13
Total	$3,339

13.          Retirement Savings Plan

The Company offers a retirement savings plan (the Plan) under Section 401(k) of the Internal Revenue Code to eligible employees, as defined in the plan document. The Plan allows a participant to make pre-tax contributions up to the maximum allowable percentage of eligible earnings under IRS guidelines. In addition, the Company can elect to make a discretionary matching contribution based on a uniform percentage of participants’ contributions determined by the Board of Directors each year. The Company may also make additional discretionary contributions upon a resolution of the Board of Directors. The Company made no matching or discretionary contributions to the Plan for the three years in the period ended June 30, 2013.

14.          Segment information

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

15.          Commitment and Contingencies

The Company has commitments and obligations that exist in the ordinary course of business. To the extent that these commitments and obligations are material, they are disclosed in the accompanying consolidated financial statements. In addition to these commitments and obligations that exist in the ordinary course, the Company may be subject to various legal claims, pending and potential legal actions for damages and other matters arising in the normal conduct of business, including but not limited to, intellectual property infringement, misappropriation or other intellectual property violations that are claimed by third parties against our company.

In the opinion of management, there is a reasonable possibility that some of these legal claim contingencies may incur losses. There are no filed claims pending against the Company at June 30, 2013. There are, however, asserted unfilled claims that, given the early stage of these legal matters and the nature of the claims, it is not possible to estimate a loss or range of loss for the ongoing claim that exist at June 30, 2013. Further, management does not feel that any individual claim is material to disclose. We will continue to evaluate the potential exposure related to these matters in future periods. In addition to these legal claim contingencies, the Company may have additional commitments and contingencies that arise in the ordinary course of business. Management knows of no commitment and contingencies that are material and are omitted from disclosure in these consolidated financial statements.

