Form 10-K/A
period 2013-06-30
GREENWAY MEDICAL TECHNOLOGIES INC
filed 2013-10-28
CIK 1080747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report on Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission on September 13, 2013.

GREENWAY MEDICAL TECHNOLOGIES, INC.
FORM 10-K/A
For the Fiscal Year Ended June 30, 2013
Table of Contents

Explanatory Note

This Amendment No. 1 to Greenway Medical Technologies, Inc.'s (also referred to herein as "we", "our", "us", "Company", "Greenway" or "Greenway Medical") Annual Report on Form 10-K for the year ended June 30, 2013 (the “Amendment”) is being filed to furnish the information required by Part III (Items 10, 11, 12, 13 and 14). This Amendment is limited in scope to the items identified above and should be read in conjunction with the original Annual Report on Form 10-K for the year ended June 30, 2013 filed by the Company on September 13, 2013 (the “Form 10-K”). The Amendment does not reflect events occurring after the filing of the Form 10-K on September 13, 2013 and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND OFFICERS OF THE COMPANY

The following sets forth certain information as of October 25, 2013 about our directors and our Chief Executive Officer or Chief Financial Officer and the other three most highly compensated executive officers during the fiscal years ended June 30, 2013, 2012 and 2011 (the “named executive officers”):

Name	Age	Position
W. Thomas Green, Jr.	69	Chairman of the Board
Wyche T. Green, III	41	President, Chief Executive Officer and Director
Thomas T. Richards	73	Director
Walter Turek	61	Director
Robert Z. Hensley	56	Director
D. Neal Morrison	52	Director
Noah Walley	50	Director
Gregory H. Schulenburg	48	Executive Vice President and Chief Operating Officer
James A. “Al” Cochran	66	Chief Financial Officer
William G. Esslinger, Jr.	42	Vice President, General Counsel and Secretary

Our board of directors currently consists of seven directors. Thomas T. Richards and Walter Turek are Class I directors, W. Thomas Green, Jr. and Robert Z. Hensley are Class II directors, and Wyche T. Green, III, D. Neal Morrison and Noah Walley are Class III directors. The Class I directors’ terms will expire at the annual meeting of stockholders to be held in 2015. The Class II directors’ terms will expire at the annual meeting of stockholders to be held in 2013. The Class III directors’ terms will expire at the annual meeting of stockholders to be held in 2014.

The following is a brief biography of each of our directors and executive officers as of October 25, 2013.

W. Thomas Green, Jr. is the founder of the Company and has served as its Chairman of the Board since the Company’s inception in 1998. From 1998 until 2010, he also served as our Chief Executive Officer. From 2006 to 2010, Mr. Green was a director of the First National Bank of Georgia and WGNB Corporation in Carrollton, Georgia. Mr. Green is the father of Wyche T. Green, III, the Company’s current President and Chief Executive Officer. Mr. Green is the past Chairman of the Tanner Medical Foundation. Mr. Green also formerly served as a board member and executive committee member of the State University of West Georgia Foundation. Mr. Green received a bachelor’s degree in business administration from the University of Georgia.

Wyche T. Green, III has served as the Company’s President since 2000, as Chief Executive Officer since 2010, and has been a Director of the Company since 1999. Mr. Green is responsible for leading the Company’s strategic direction while managing day-to-day operations. Mr. Green first joined the Company in September 1999 as Vice-President of Sales and Marketing, working in that capacity one year before being promoted to President. From 2003 until May 2011, Mr. Green was a member of the board of directors of First Georgia Banking Company. Mr. Green is the son of W. Thomas Green, Jr. and, through marriage, a first cousin of William G. Esslinger, Jr., the Company’s Vice President, General Counsel and Secretary. Mr. Green also serves on the Auburn University Research Council Board. Mr. Green received a bachelor’s degree in business administration management from Auburn University.

Thomas T. Richards has been a Director of the Company since its formation in 1998 and is a member of the Audit Committee and the Nominations and Governance Committee. Mr. Richards has also been president and owner of Richards Mortgage Servicing, Inc., a financial service company that owns and services single family mortgages, since 1999. From 1984 until 2010, Mr. Richards was a director of First National Bank of Georgia and WGNB Corporation. Mr. Richards is a board member of Tanner Medical Foundation.

Walter Turek has been a Director of the Company since January 2005 and is a member of the Compensation Committee and Chairman of the Nominations and Governance Committee. Since December 2011, he has served as executive chairman of Ascentis, a human capital management firm headquartered in Bellevue, Washington. In 2009, Mr. Turek co-founded and served as director of Mykonos Software, a security software company, until it was sold to Juniper Networks in February 2012. From 1981-2009, Mr. Turek held various positions in Paychex, Inc. (“Paychex”), a national provider of payroll and human resource services. From 1991 until 2002, Mr. Turek was vice president of sales and marketing and, from 2002 until his retirement in June 2009, Mr. Turek was senior vice president of sales and marketing for Paychex. In this role, Mr. Turek was responsible for an organization of 2,500 employees both domestic and international. In addition, prior to his retirement in June 2009, Mr. Turek served as president of Stromberg, a provider of time and labor solutions, and president of Rapid Payroll, Inc., a California-based payroll software company. Both companies were wholly-owned subsidiaries of Paychex. Mr. Turek has served on the board of trustees of Nazareth College and currently is on the board of directors of BlueTie.com and Adventive Software, each of which is a private company.

Robert Z. Hensley has been a Director of the Company since October 2011. He is currently a senior advisor to the transaction advisory services group of Alvarez & Marsal, LLC, a global professional services firm. From 2002 to 2003, he was an audit partner in the Nashville office of Ernst & Young LLP, a global professional services firm. From 1990 to 2002, Mr. Hensley served as an audit partner and, from 1997 to 2002, as office managing partner, of the Nashville office of Arthur Andersen LLP, an accounting firm. Mr. Hensley also serves, or has served within the last five years, on the boards of directors of Garrettson Resolution Group, COMSYS IT Partners, Inc., Diversicare, Inc., Spheris, Inc., HealthSpring, Inc., Document Technologies Inc., Insight Global, Inc., Driven Brands, Inc. and Capella Healthcare, Inc.

D. Neal Morrison has been a Director of the Company since October 2006. From January 2012 until March 2013, Mr. Morrison was a Senior Advisor of Pamlico Capital (formerly Wachovia Capital Partners and previously First Union Capital Partners), a private equity firm focused on investments in growth-oriented healthcare, business and technology services and communications companies. Mr. Morrison focuses on making investments in the healthcare industry. From 1987 until March 2013, Mr. Morrison had been a Partner of Pamlico Capital or Wachovia Capital Partners. Prior to joining First Union Capital Partners, Mr. Morrison served as a director of First Union’s Healthcare Finance Group since 1987. Mr. Morrison was a director of US Radiosurgery LLC from 2003 to 2011, a director of American Renal Holdings, Inc. from 2004 to 2010, a director of A4 Health Systems, Inc. from 1999 to 2005, a director of excelleRx, Inc. from 2003 to 2005 and a director of Acist Medical Systems, Inc. from 2000 to 2001. Mr. Morrison received his undergraduate degree from the University of North Carolina at Chapel Hill in 1984 and his graduate degree from the Babcock Graduate School of Management at Wake Forest University in 1987.

Noah Walley has been a Director of the Company since May 2004. Since April 2003, Mr. Walley has served as Head of North American Technology Investing of Investor Growth Capital, Inc., a venture capital firm. Prior to his tenure at Investor Growth Capital, Mr. Walley served as a General Partner with Morgan Stanley Venture Partners and, prior to joining Morgan Stanley, he worked for the venture capital firms of Bachow & Associates and Desai Capital Management, as well as the management consulting firm McKinsey & Company. Mr. Walley began his investment banking career in London for Chase Manhattan Bank and NM Rothschild & Sons, Ltd. Mr. Walley also serves on the board of directors of Tangoe, Inc., a provider of communications lifecycle management software and services to a wide range of enterprises. Mr. Walley holds a J.D. degree from Stanford Law School and as well as M.A. and B.A. degrees from Oxford University.

Gregory H. Schulenburg has been the Company’s Executive Vice President and Chief Operating Officer since May 2004. Mr. Schulenburg oversees and manages the day-to-day operations of the Company. From joining the Company in March 1999 until May 2004, he served as Vice President of Research and Development, managing software development for the Company. Mr. Schulenburg received a bachelor’s degree in economics from the University of Georgia.

James A. “Al” Cochran joined the Company as Chief Financial Officer in November 2009 and oversees the Company’s financial reporting, accounting and internal control, and strategic planning. From February 2009 to October 2009, Mr. Cochran was pursuing personal interests. From October 2007 until its sale in January 2009, Mr. Cochran served as Senior Vice President, Corporate Strategy and Investor Relations of TurboChef Technologies, Inc. (“TurboChef”), a manufacturer of speed-cook commercial and residential ovens. In October 2003 Mr. Cochran joined TurboChef as Senior Vice President and Chief Financial Officer and served in that capacity until October 2007. From its formation in August 2000 until its acquisition by the Eastman Kodak Company in October 2003, Mr. Cochran served as Chief Financial Officer of PracticeWorks, Inc., then a publicly traded software company specializing in dental practice management. Mr. Cochran is a Certified Public Accountant and was a partner of the accounting firm BDO Seidman, LLP for five years. Mr. Cochran received a B.B.A. in Accounting and an M.B.A. in Corporate Finance from Georgia State University.

William G. Esslinger, Jr. has been the Company’s General Counsel (or Chief Legal Officer) since April 2000, Vice President since July 2000, and Secretary since June 2004. Mr. Esslinger oversees all ongoing activities related to policies and procedures covering the privacy of and access to patient health information in compliance with federal and state laws, including HIPAA. By marriage, Mr. Esslinger is a first cousin of Wyche T. Green, III. Mr. Esslinger is a member of the State Bar of Georgia. Mr. Esslinger is also a member of the American Corporate Counsel Association, and a member of the International Association of Privacy Professionals. Prior to joining Greenway, Mr. Esslinger was in the private practice of law. Mr. Esslinger earned his bachelor’s degree in finance from the State University of West Georgia and his juris doctorate from the Georgia State University College of Law.

AUDIT COMMITTEE

Greenway’s Audit Committee consists of Messrs. Hensley, Turek, and Richards, all of whom are “independent” as defined under the federal securities laws and the New York Stock Exchange rules. The Board has determined that each of the Audit Committee members satisfies the requirements for financial literacy under current SEC and New York Stock Exchange requirements. The Board has determined that Mr. Hensley is an “audit committee financial expert,” as that term is defined by the SEC. The Audit Committee operates pursuant to a written charter.

The primary function of the audit committee is to assist the Board of Directors in monitoring (1) the integrity of the Company’s financial statements, (2) the qualifications, performance and independence of the independent registered public accounting firm, (3) the performance of the internal auditors, and (4) the Company’s compliance with regulatory and legal requirements. The audit committee has direct responsibility for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm, Grant Thornton LLP. In addition, approval of the audit committee is required prior to our entering into any related party transaction. It is also responsible for “whistle-blowing” procedures and certain other compliance matters.

AUDIT COMMITTEE REPORT

The following is the report of the Audit Committee with respect to the Company’s audited financial statements for the fiscal year ended June 30, 2013. The Audit Committee oversees the Company’s financial reporting process on behalf of the Board. The Board has adopted a written Audit Committee charter that sets out the organization, purpose, duties and responsibilities of the Audit Committee. The Company’s management has the primary responsibility for the financial statements.

In fulfilling its oversight responsibilities with respect to the year ended June 30, 2013, the Audit Committee:

●
reviewed and discussed the consolidated financial statements of the Company set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 with management of the Company and Grant Thornton LLP, independent registered public accounting firm for the Company;

●
discussed with Grant Thornton LLP the matters required to be discussed by Statement on Auditing Standards No. 61, as amended, (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

5

●
received the written disclosures and the letter from Grant Thornton LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding Grant Thornton LLP’s communications with the Audit Committee concerning independence, and has discussed with the independent registered public accounting firm the firm’s independence from Company management and the Company; and

●
based on the review and discussions with management of the Company and Grant Thornton LLP referred to above, recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

AUDIT COMMITTEE
Robert Z. Hensley, Chairman
Thomas T. Richards
Walter Turek

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires each director and certain officers of Greenway, and any person or entity that owns more than 10% of Greenway common stock to file with the SEC, by a specified date, certain reports of ownership and changes in ownership of Greenway’s common stock. The Sarbanes-Oxley Act of 2002 mandates that most of these reports under Section 16(a) must be filed by the second business day after the event that gave rise to the required filing has occurred. Based upon a review of reports that were filed by Greenway’s directors, and officers and 10% owners and written representations from directors and officers that no other reports were required, the Company believes that during fiscal year 2013 its directors, officers and 10% owners complied with all such requirements.

CODE OF ETHICS

We have adopted a code of ethics (as defined in Item 406 of the SEC’s Regulation S-K) that applies to all directors, officers and employees of the Company, including our chief executive officer and senior financial officers. A copy of the Code of Business Conduct and Ethics is available on our website at ir.greenwaymedical.com. We intend to disclose future substantive amendments to our code of ethics, or certain waivers of such provisions, at the same location on our website and also in public filings.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers (“NEOs”), and is intended to place in perspective the data presented in the tables and narrative that follow. Based on applicable securities laws, the following were our NEOs for the 2013 fiscal year. For the biographical information of our NEOs, see “Directors and officers of the Company.”

Wyche T. Green, III, President and Chief Executive Officer
James A. Cochran, Chief Financial Officer
W. Thomas Green, Jr., Chairman of the Board
Gregory H. Schulenburg, Executive Vice President and Chief Operating Officer
William G. Esslinger, Jr., Vice President, General Counsel and Secretary

Our Compensation Committee, which currently consists of Mr. Walley (Chair), Mr. Morrison, and Mr. Turek, is responsible for the administration and oversight of our executive compensation program, and administers and oversees all elements of our executive compensation program, including the function and design of our cash bonus incentive plan and equity incentive programs.

Overview

Hiring and retaining quality employees is a vital element to our innovative approach to the industry and ensures we are able to maintain our desire for growth. We seek to provide a compensation package for executives reasonably sufficient to attract and hold talented, experienced, innovative, and entrepreneurial-minded individuals for our key management positions. We balance offering compensation consistent with the executive marketplace and common sense affordability for a company of our size, revenue, market position and growth opportunities. Management strives to hire and maintain an executive workforce with individuals having the abilities and capacities to manage today as well as carry us through significant growth tomorrow and beyond. We also want to align the interests of our employees with the interests of our stockholders, so we follow a compensation strategy that includes a meaningful equity component for future value. Accordingly, our philosophy is to provide reasonably competitive salaries and potential cash bonuses with growth potential through equity incentives. While executive compensation structures and changes are typically initiated by senior management, our Compensation Committee, as delegated by our Board of Directors, reviews and approves salary, bonus and equity incentive proposals for our NEOs prior to implementation.

The Compensation Committee seeks to provide salary, incentive compensation opportunity and employee benefits that the Committee believes are competitive and reasonable based on its general business experience. From time to time, the Compensation Committee will use general market survey data to assist it in ensuring that the compensation package provided is competitive. Surveys are also prepared by management and used to periodically ensure that the Company’s compensation program remains competitive. The data utilized by the Compensation Committee may include studies and recommendations of independent outside consultants engaged from time to time by the Committee. To ensure that the total compensation package offered to NEOs is competitive and appropriate for the Company’s financial position, the Compensation Committee periodically reviews the total compensation of each NEO, including the value of prior stock awards and value accruing under the Company’s benefit plans. Such total compensation value is assessed in determining the relative mix of compensation for each NEO and any adjustment to base salary or other elements of compensation going forward.

We view base salary as a component of compensation designed to reflect the executive’s relative level of responsibilities and value to the organization and as a reflection of market competition for individuals with similar skill sets and experience. We are not tied to a specific ratio of amounts among the three main components of executive compensation, but believe base salary presents the threshold level necessary to compensate and retain qualified individuals before any consideration of the other components of compensation. Bonuses are also considered as no less important to encouraging and rewarding extraordinary performance and results. Finally, we believe an equity component of compensation provides a dual benefit of providing additional incentive opportunities to our executives as well as aligning the interests of executives with those of other stockholders.

Role and Use of Compensation Consultant

The Compensation Committee retained Mercer, as an independent compensation consultant, to provide independent advice on executive compensation for the 2012 fiscal year and relied on such advice for the 2013 fiscal year as well. Mercer provided guidance and advice to the Compensation Committee on the development of adjustments to the executive compensation program, taking into account its transition to a public company during the 2012 fiscal year and the Company’s desire for its executive compensation program to be competitive with similarly situated companies. Mercer presented to our Compensation Committee information based on peer group and other market data supplemented by survey data for particular positions. The “peer group” consisted of public companies taking into account industry classification, company size and business model. The Company’s peer group consisted of the following: athenaHealth Inc., IntraLinks Holdings, Inc., Medidata Solutions, Inc., ExamWorks Group, Inc., Merge Healthcare Incorporated, Computer Programs and Systems, Inc., eReasearchTecnology, Inc., Epocrates, Inc., Vocus, Inc., Transcend Services, Inc., DemandTec, Inc., Accelrys, Inc., Healthstream, Inc., Mediware Information Systems, Inc., SPS commerce, Inc., and SciQuest, Inc. Generally for the 2012 fiscal year, Mercer advised that the total direct compensation for executives was below market competitive levels. As a result, Mercer recommended the Company increase base salaries for certain executives and to adopt a long-term incentive program for executives consisting of annual equity grants rather than to continue the Company’s historic practice of ad-hoc incentive stock option grants to senior executives. The Compensation Committee carefully considered Mercer’s analysis and recommendations in setting executive compensation for the 2012 and 2013 fiscal years as more fully described below.

Role of Management

Our Compensation Committee consists entirely of independent directors. Historically, our management team has made compensation recommendations to the Compensation Committee and the Board of Directors. In addition, our President and Chief Executive Officer has been, and will continue to be, involved in the determination of compensation for our other executive officers because of his daily involvement with our executive team’s efforts. However, he will not participate in discussions of the Compensation Committee where his own compensation is approved. Members of our human resources, finance and legal departments attend Compensation Committee meetings and provide background on materials presented to the Compensation Committee.

Base Salary

In recommending cash compensation levels for executives, senior management considers the qualifications of the executive, the current needs and expected future needs of the Company, the competitive opportunities for individuals with similar executive skill sets and experience and the expected budget. The Compensation Committee considers the salary recommendations of senior management in determining whether to adjust the salary component of overall compensation in light of the overall compensation package and how the balance of the components for an individual matches the Company’s overall compensation philosophy. Based upon input from Mercer and its analysis of the NEO compensation packages, for the 2013 fiscal year, the Compensation Committee set the 2013 fiscal year base salaries of the NEOs as follows: Mr. Cochran: $282,500; Wyche T. Green, III: $415,000; W. Thomas Green, Jr.: $288,000; Mr. Schulenburg: $282,000; and Mr. Esslinger: $215,000.

Annual Cash Incentives

The Compensation Committee oversees an annual incentive bonus plan for which a cash bonus is paid to certain employees and officers, including the named executive officers. The 2013 Incentive Bonus Plan is designed to provide a financially attractive and equitable component to each named executive officer’s total compensation package, and to reward the participants for significantly contributing to the attainment of the Company’s corporate objectives and to enhance the Company’s presence in the marketplace. Each year, the bonus plan is approved by the Compensation Committee and adopted by the Board of Directors. The 2013 Incentive Bonus Plan contains three primary components: (i) Company sales bookings which constitutes 45% of the overall bonus consideration, (ii) Company revenue which constitutes 25% of the overall bonus consideration, and (iii) Company EBITDA which constitutes 30% of the overall bonus consideration. Together with senior management, at the beginning of the 2013 fiscal year, the Compensation Committee developed targeted levels of the Company’s sales bookings, revenue, and EBITDA. The Compensation Committee and the Board of Directors believe the 2013 targets were appropriately challenging to achieve and yet provided appropriate incentive for performance, in that they required significantly improved financial performance compared to prior years. After reviewing analysis from Mercer, the Compensation Committee determined that its target incentive bonus payments were generally in line with the market. As a result, the target bonus amount for W. Thomas Green, Jr., James A. Cochran, and Gregory Schulenburg is equal to 50% of base salary, while the target bonus amount for Wyche T. Green, III is equal to 60% of his base salary, and the target bonus amount for William G. Esslinger, Jr. is 40% of his base salary.

As a threshold matter, no bonuses are paid unless the Company achieves a minimum level of EBITDA (such EBITDA minimum to be calculated after taking into account all bonuses to be paid under the current year’s plan) as set by the Compensation Committee. Assuming such minimum EBITDA level is achieved, upon achievement of at least 90% of the sales bookings target, 45% of the executive officer’s bonus would be awarded based upon the Company’s percentage achievement of the sales bookings target. In addition, assuming the minimum EBITDA level is achieved, upon the Company’s achievement of at least 95% of the revenue target, 25% of the named executive officer’s bonus would be awarded based upon the Company’s percentage achievement of the revenue target. Finally, assuming the Company achieves actual revenue of at least 90% of the revenue target, upon at least 90% achievement of the EBITDA target, 30% of the named executive officer’s bonus would be awarded depending on the Company’s percentage achievement of the EBITDA target. The maximum bonus payable to a named executive officer under the Bonus Plan is 200% of the target bonus.

After analyzing the Company’s performance for the 2013 fiscal year, which consisted of $87.5 million of sales bookings, $134.8 million of revenue, and EBITDA of $6.7 million, the Compensation Committee did not award bonus amounts to our named executive officers as set forth in the “Executive Compensation — Summary Compensation” Table below because the relevant percentages for the 2013 fiscal year targets of $111 million of sales bookings, $159 million of revenue, and EBITDA of $23.5 million were not met.

Equity Incentives

We view equity incentives as a means for aligning one aspect of executive compensation with stockholders’ interests. In addition, vesting of equity incentives over a continued period of employment can assist in our efforts to retain qualified executive personnel. While equity incentives are viewed as longer term, forward-looking forms of compensation, the recommendation by senior management to award equity incentives, other than in connection with the hiring of a new executive, generally is based on past performance of the executive, on the needs of the Company to retain that executive and the expected contribution from that executive to the Company’s success going forward. Stock option awards in the 2013 fiscal year were made under and pursuant to the terms and conditions of the Company’s 2011 Stock Plan. During the 2013 fiscal year, we granted stock options to the following named executive officers in the amount set forth next to such officer’s name:

Name	Total number of options granted
Wyche T. Green, III	106,000
James A. Cochran	41,000
W. Thomas Green, Jr.	43,000
Gregory H. Schulenburg	42,000
William G. Esslinger, Jr.	32,000

As discussed above, the Compensation Committee included a long-term incentive component to the Compensation package of the NEOs for fiscal year 2013. As such, NEOs, other than the President and CEO and the CFO, received an equity grant of stock options having a value of approximately 135% of base salary. The President and CEO received an equity grant of stock options of approximately 230% of base salary. The CFO received an equity grant of stock options of approximately 130% of base salary. On September 24, 2012, these stock option grants were made, in the following amounts: Wyche T. Green, III received options for 106,000 shares; James A. Cochran received options for 41,000 shares; W. Thomas Green, Jr. received options for 43,000 shares; Gregory H. Schulenburg received options for 42,000 shares; and William G. Esslinger, Jr. received options for 32,000 shares. These September 24, 2012 stock option grants had a strike price of $15.99 and vest over four years, with 25% vesting in September 2013 and the remainder vesting over three years thereafter in equal monthly installments. In future years, the Compensation Committee intends to award annual equity grants pursuant to a similar long-term incentive program during the first quarter of each fiscal year.

Perquisites

Other payments or benefits in the form of perquisites are not a significant component of executive compensation.

Employment Agreements

We have no employment agreements with any of our executive officers.

Impact of Accounting and Tax Considerations

Section 162(m) of the Internal Revenue Code (the “Code”) limits our deduction for federal income tax purposes to not more than $1,000,000 of compensation paid to certain executive officers in a calendar year. Compensation above $1,000,000 may be deducted if it is “performance-based compensation.” The Board and the Compensation Committee regularly consider the impact of Section 162(m) of the Code, regarding the deductibility of compensation to certain executive officers in excess of $1,000,000 but have not yet established a policy for determining which forms of incentive compensation awarded to our executive officers will be designed to qualify as “performance-based compensation.” To maintain flexibility in compensating our executive officers in a manner designed to promote our goals, the Compensation Committee has not adopted a policy that allows all executive compensation to be deductible. The Compensation Committee and the Board will continue to evaluate the effects of the compensation limits of Section 162(m) on any compensation it proposes to grant, and may, in the future, consider qualifying our equity compensation plans and/or bonus plans so that compensation payable under those arrangements is fully deductible under Section 162(m).

Base salary and bonuses are expensed by the Company when the services are rendered (base bonuses are expensed ratably and incentive bonuses are expensed when attainment of financial or operational goals is determinable).

Risk Assessment of Compensation Programs

We do not believe that our compensation programs create risks that are reasonably likely to have a material adverse effect on our company. We believe that the combination of different types of compensation as well as the overall amount of compensation, together with our internal controls and oversight by the Compensation Committee and Board of Directors, mitigates potential risks.

Recent Developments

For the 2014 fiscal year, after a review and analysis of the compensation arrangements of the Company’s NEOs, the Compensation Committee set the 2014 fiscal year base salaries of the NEOs as follows: Mr. Cochran: $282,500, Wyche T. Green, III: $431,600; W. Thomas Green, Jr.: $288,002; Mr. Schulenburg: $293,800; and Mr. Esslinger: $232,500.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis. Based on that review and discussion, the members of the Compensation Committee identified below recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K.

Respectfully submitted,

Noah Walley, Chair
D. Neal Morrison
Walter Turek

EXECUTIVE COMPENSATION

2013 Summary Compensation Table

The following table sets forth summary information concerning certain compensation awarded to, paid to, or earned by, our NEOs for all services rendered to us for fiscal year ended June 30, 2013, 2012, and 2011.

Name and principal position	Year	Salary ($)	Non-equity incentive plan compensation ($)(1)	Option awards ($)(2)(3)	All other compensation ($)	Total ($)
Wyche T. Green, III,	2013	402,500	—	913,720	—	1,316,220
President and Chief	2012	350,000	261,818	1,173,850	—	1,785,668
Executive Officer	2011	325,373	226,469	392,400	—	944,242
James A. Cochran, Chief	2013	275,865	—	353,420	—	629,285
Financial Officer	2012	248,000	154,597	440,320	—	842,917
	2011	247,676	172,587	—	—	420,263
W. Thomas Green,	2013	288,000	—	370,660	—	658,660
Jr., Chairman	2012	288,000	179,532	613,636	—	1,081,168
	2011	288,000	200,687	44,888	—	533,575
Gregory H. Schulenburg,	2013	279,134	—	362,040	—	641,174
Executive Vice President	2012	265,000	165,194	534,660	—	964,854
and Chief Operating Officer	2011	223,353	155,639	249,248	—	628,240
William G. Esslinger, Jr.,	2013	212,115	—	275,840	—	487,955
Vice President,	2012	200,000	99,740	386,715	—	686,455
General Counsel and	2011	173,254	69,500	43,874	—	286,628
Secretary

(1)	Please see “Compensation Discussion and Analysis- Annual Cash Incentives” for more information about the Company’s 2013 Incentive Bonus Plan.
(2)
The amount represents the aggregate grant date fair value of option awards granted in the fiscal year valued in accordance with FASB ASC Topic 718. This amount does not represent our accounting expense for these awards during the year and does not correspond to the actual cash value recognized when received.

(3)
On September 24, 2012, the following option awards were granted that vest over four years, with 25% vesting in September 2013 and the remainder vesting over three years thereafter in equal monthly installments: Wyche T. Green, III received options for 106,000 shares; James A. Cochran received options for 41,000 shares; W. Thomas Green, Jr. received options for 43,000 shares; Gregory H. Schulenburg received options for 42,000 shares, and William G. Esslinger, Jr. received options for 32,000 shares.

Grants of Plan-Based Awards in Fiscal Year 2013

The following table sets forth information regarding grants of awards made to our NEOs during the fiscal year ended June 30, 2013.

								Grant date fair value of stock and option awards($)
		Estimated possible payouts under non-equity incentive plan awards(1)
Name and principal position	Grant date ($)	Threshold ($)	Target ($)	Maximum ($)	All other option awards: number of securities underlying options (#)		Exercise or base price of option awards ($/Sh)
Wyche T. Green, III, President and Chief Executive Officer	9/24/2012	167,500	249,000	498,000	106,000	(2)	15.99	913,720
James A. Cochran, Chief Financial Officer	9/24/2012	92,000	141,000	282,000	41,000	(2)	15.99	353,420
W. Thomas Green, Jr., Chairman	9/24/2012	94,800	144,000	288,000	43,000	(2)	15.99	370,660
Gregory H. Schulenburg, Executive Vice President and Chief Operating Officer	9/24/2012	92,000	141,000	242,000	42,000	(2)	15.99	362,040
William G. Esslinger, Jr., Vice President, General Counsel and Secretary	9/24/2012	56,000	86,000	172,000	32,000	(2)	15.99	275,840

(1)
Amounts in the “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” column relate to amounts payable under our 2013 Incentive Bonus Plan at the time the grants of awards were made. The actual amounts paid to our Named Executive Officers are set forth in the “2013 Summary Compensation Table” above.

(2)	The option vests over four years, with 25% vesting in September 2013 and the remainder vesting over three years thereafter in equal monthly installments.

Outstanding Equity Awards at Fiscal Year End 2013

The following table sets forth information regarding outstanding equity awards for our NEOs as of June 30, 2013.

	Option awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Option exercise price ($)	Option expiration date
Wyche T. Green, III, President and Chief Executive Officer	20,000	—		4.75	2/16/2015
	54,700	—		4.75	8/18/2015
	75,701	—		4.75	10/18/2017
	4,184	—		4.75	9/18/2018
	500	—		5.19	9/15/2019
	26,875	3,125	(1)	5.19	11/4/2019
	10,625	4,375	(2)	6.92	10/18/2020
	72,917	52,083	(3)	7.09	2/1/2021
	7,188	7,812	(4)	13.31	7/14/2021
	29,114	78,386	(5)	16.25	5/30/2022
	—	106,000	(7)	15.99	9/24/2022
James A. Cochran, Chief Financial Officer	14,225	14,444	(1)	5.19	11/4/2019
	11,645	31,355	(5)	16.25	5/30/2022
	—	41,000	(7)	15.99	9/24/2022
W. Thomas Green, Jr., Chairman	58,912	—		4.75	8/18/2015
	70,505	—		4.75	10/18/2017
	7,766	—		4.75	9/18/2018
	500	—		5.19	9/15/2019
	30,235	3,515	(1)	5.19	11/4/2019
	11,954	4,921	(2)	6.92	10/18/2020
	8,086	8,789	(4)	13.31	7/14/2021
	14,056	37,844	(5)	16.25	5/30/2022
	—	43,000	(7)	15.99	9/24/2022
Gregory H. Schulenburg, Executive Vice President and Chief Operating Officer	6,000	—		5.19	9/15/2019
	11,198	1,302	(1)	5.19	11/4/2019
	308	—		6.92	6/30/2020
	4,428	1,822	(2)	6.92	10/18/2020
	851	—		7.09	2/1/2021
	25,000	—		7.09	2/1/2021
	25,000	—		7.09	2/1/2021
	2,000	—		7.09	2/1/2021
	135	96	(3)	7.09	2/1/2021
	1,750	1,250	(3)	7.09	2/1/2021
	15,416	11,010	(3)	7.09	2/1/2021
	1,875	1,875	(6)	11.58	6/28/2021
	2,995	3,255	(4)	13.31	7/14/2021
	12,945	34,855	(5)	16.25	5/30/2022
	—	42,000	(7)	15.99	9/24/2022
William G. Esslinger, Jr., Vice President, General Counsel and Secretary	4,480	520	(1)	5.19	11/4/2019
	20,000	—		6.92	6/30/2020
	1,771	729	(2)	6.92	10/18/2020
	133	—		7.09	2/1/2021
	2,000	—		7.09	2/1/2021
	5,834	4,166	(3)	7.09	2/1/2021
	623	444	(3)	7.09	2/1/2021
	3,750	3,750	(6)	11.58	6/28/2021
	1,198	1,302	(4)	13.31	7/14/2021
	9,750	26,250	(5)	16.25	5/30/2022
	—	32,000	(7)	15.99	9/24/2022

(1)	The option vests over four years, with 25% vesting in November 2010 and the remainder vesting over three years thereafter in monthly installments.
(2)	The option vests over four years, with 25% vesting in August 2011 and the remainder vesting over three years thereafter in monthly installments.
(3)	The option vests over four years, with 25% vesting in February 2012 and the remainder vesting over three years thereafter in monthly installments.
(4)	The option vests over four years, with 25% vesting in July 2012 and the remainder vesting over three years thereafter in monthly installments.
(5)	The option vests over four years, with 25% vesting in May 2013 and the remainder vesting over three years thereafter in monthly installments.
(6)	The option vests over four years, with 25% vesting in June 2012 and the remainder vesting over three years thereafter in monthly installments.
(7)	The option vests over four years, with 25% vesting in September 2013 and the remainder vesting over three years thereafter in monthly installments.

Option Exercises and Stock Vested in Fiscal Year 2013

The following table sets forth:

●	the aggregate dollar amount realized on the exercise date for such options computed by multiplying the number of shares acquired by the difference between the market value of the shares on the exercise date and the exercise price of the options.
●	the number of shares of common stock acquired by the executives named in the Summary Compensation Table upon the exercise of stock options during the fiscal year ended June 30, 2013.

	Option awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)
Wyche T. Green, III	34,044	303,332
James A. Cochran	110,000	1,286,750
W. Thomas Green, Jr.	144,851	1,290,622
Gregory H. Schulenburg	18,175	202,720
William G. Esslinger, Jr.	16,576	148,937

Potential Payments Upon Termination or Change of Control

We do not have any employment or severance agreements with any of our NEOs. Except with respect to the potential vesting of options in connection with a merger or consolidation, none of the NEOs are entitled to receive any payments upon termination of employment or change in control, regardless of the reason thereof. In the event that we are a party to a merger or consolidation, all outstanding options, including those held by the NEOs, shall be subject to the agreement of merger or consolidation. Such agreement shall provide for one or more of the following to occur: (a) outstanding options will continue to exist (if we are the surviving company); (b) outstanding options will be assumed or substituted for an equivalent award by the surviving company or its parent; (c) outstanding options will vest and become fully exercisable; or (d) outstanding options will be cancelled, and option recipients will receive a payment equal to the excess of the fair market value of the shares subject to the options over the options’ exercise price.

Director Compensation

Prior to February 7, 2012, none of our non-employee directors received any cash fees for their services on the Board of Directors, but were entitled to reimbursement of all reasonable out-of-pocket expenses incurred in connection with their attendance at Board of Directors and Board committee meetings. Effective February 7, 2012, we amended our director compensation program to provide for cash and equity based retainers to be paid to non-employee directors as follows:

Cash Compensation. Each non-employee director receives a $25,000 annual cash retainer. The chair of the Audit Committee, Compensation Committee, and Nominations and Governance Committee each receives an additional annual cash retainer of $15,000, $10,000, and $7,500, respectively. Non-employee directors also receive an additional cash payment of $750 per meeting attended. Cash fees are paid quarterly to the non-employee directors.

Stock Options. Each non-employee director annually receives options to purchase shares of common stock pursuant to the Company’s 2011 Stock Plan with a value as of each grant date equal to $50,000. Accordingly, on September 14, 2012, each non-employee director was granted 5,600 options pursuant to the 2011 Stock Plan. These options were 2/12 vested upon the date of grant, and 1/12 vested on the last day of each month thereafter for the following ten months.

Expenses. We reimburse each non-employee director for reasonable expenses incurred in attending Board and Board committee meetings.

The following table presents information relating to total compensation of the directors for the fiscal year ended June 30, 2013. The compensation for W. Thomas Green, Jr. and Wyche T. Green, III is discussed above under “Executive Compensation.”

Name	Fees earned or paid $	Stock awards	Option awards (1)(2) $	Non-equity incentive plan compensation	Change in pension value and NQDC earnings	All other compensation	Total $
Noah Walley	38,750	—	46,144	—	—	—	84,894
Thomas T. Richards	28,750	—	46,144	—	—	—	74,894
Walter Turek	36,250	—	46,144	—	—	—	82,394
D. Neal Morrison	28,750	—	46,144	—	—	—	74,894
Robert Z. Hensley	43,750	—	46,144	—	—	—	89,894

(1) (1)
The amount represents the aggregate grant date fair value of option awards granted in the fiscal year valued in accordance with FASB ASC Topic 718. This amount does not represent our accounting expense for these awards during the year and does not correspond to the actual cash value recognized by the director when received.

(2)
On September 14, 2012, Messrs. Walley, Richards, Turek, Morrison, and Hensley received options to purchase 5,600 shares of common stock at an exercise price of $15.28. These options were 2/12 vested upon the date of grant, and 1/12 vested on the last day of each month thereafter for the following ten months. The aggregate number of option awards outstanding as of June 30, 2013, for each director was as follows: Mr. Walley, 22,300, Mr. Richards, 33,425, Mr. Turek, 112,300, Mr. Morrison, 22,300; and Mr. Hensley, 16,050.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an officer or employee of Greenway. None of our executive officers serve, or have served during the past fiscal year, as a member of the Board of Directors or compensation committee of any other company that has one or more executive officers serving as a member of Greenway’s Board of Directors or Compensation Committee.

The members of our compensation committee do not have any interlocking relationships as defined under SEC regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

OWNERSHIP OF DIRECTORS, PRINCIPAL STOCKHOLDERS
AND CERTAIN EXECUTIVE OFFICERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of October 25, 2013, subject to certain assumptions set forth in the footnotes, for:

●	each stockholder, or group of affiliated stockholders, who we know beneficially owns more than 5% of the outstanding shares of our common stock;
●	each of our current directors;
●	each of our named executive officers; and
●	all of our current directors and current executive officers as a group.

Beneficial ownership is determined in accordance with rules of the SEC and generally includes any shares over which a person exercises sole or shared voting and/or investment power. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the number of shares listed opposite their names.

The number of shares and percentages of beneficial ownership set forth below are based on 29,881,235 shares of common stock outstanding as of October 25, 2013.

Unless otherwise indicated, the address of each of the individuals and entities named in the table below under “Named Executive Officers and Directors” is Greenway Medical Technologies, Inc., 100 Greenway Boulevard, Carrollton, GA 30117.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Outstanding Shares
5% Stockholders
Investor Group L.P.(2)	2,109,431	7.1%
Investor Growth Capital Limited(3)	4,922,009	16.5%
Pamlico Capital II, L.P.(4)	5,294,679	17.7%
Named Executive Officers and Directors
W. Thomas Green, Jr.(5)	2,305,663	7.7%
Wyche T. Green, III(6)	648,477	2.1%
Gregory H. Schulenburg(7)	171,749	*
James A. Cochran(8)	132,606	*
William G. Esslinger, Jr.(9)	147,351	*
Robert Hensley(10)	25,050	*
Neal Morrison(11)	22,300	*
Thomas T. Richards(12)	339,963	1.1%
Walter Turek(13)	153,300	*
Noah Walley(14)	22,300	*
All directors and executive officers as a group (10 persons)(15)	3,968,759	12.8%

*	less than 1%.
(1)	This column lists all shares of common stock beneficially owned, including all shares of common stock that can be acquired through warrant or option exercises within 60 days of October 25, 2013.
(2)

Based on the Form 13G filed by Investor AB on February 13, 2013. Investor AB, a publicly traded company on the Stockholm Stock Exchange, is the beneficial owner of the shares held by Investor Group L.P. (“IGLP”), but holds no voting or investment control over the shares. Stephen M. Campe, Lennart Johansson and Michael V. Oporto are the directors of Investor Growth Capital LLC, the general partner of IGLP, and may be considered to share voting and dispositive power over the shares held by IGLP. The address of IGLP is Canada Court, Upland Road, St. Peter Port, GY1 3BQ, Guernsey. IGLP is an affiliate of Investor Growth Capital Limited (“IGCL”).

(3)

Based on the Form 13G filed by Investor AB on February 13, 2013. Investor AB, a publicly traded company on the Stockholm Stock Exchange, is the beneficial owner of the shares held by IGCL, but holds no voting or investment control over the shares. Stephen M. Campe, Lennart Johansson and Michael V. Oporto are the directors of IGCL and may be considered to share voting and dispositive power over the shares held by IGCL. The address of IGCL is Clifton House, 75 Fort Street, PO Box 1350, Grand Cayman KY1-1108, Cayman Islands. IGCL is an affiliate of IGLP.

16

(4)
Based on the Schedule 13D/A filed with the SEC on September 27, 2013. Pamlico Capital GP II, LLC is the general partner of Pamlico Capital II, L.P. (“Pamlico”) and the managing members of the general partner are Scott B. Perper, L. Watts Hamrick, III and Frederick W. Eubank, II. These individuals may be deemed to have shared voting and investment power over the shares held by Pamlico. The address of Pamlico is 150 North College Street, Suite 2400, Charlotte, NC 28202.

(5)

Shares beneficially owned by Mr. Green include (i) 849,231 shares held by Mr. Green, (ii) 244,818 shares held by Elizabeth J. Green, Mr. Green’s spouse, (iii) 967,473 shares held by the W. T. Green, Jr. Family Limited Partnership, (iv) 10,500 shares held in Mr. Green’s IRA, (v) 4,650 shares held in Ms. Green’s IRA, (vi) 400 shares held in trust for which Mr. Green serves as trustee, and (vii) 228,591 shares of common stock issuable upon exercise of stock options, of which 222,528 are currently vested and 6,063 will vest within the next 60 days. 870,094 shares of common stock beneficially owned by Mr. Green are pledged as security for a loan.

(6)

Shares beneficially owned by Mr. Green include (i) 62,236 shares held by Mr. Green, (ii) 9,600 shares held by Jennifer Green, Mr. Green’s spouse, (iii) 198,764 shares held by the T&J Green Family Partnership LP, (iv) 9,250 shares held in Mr. Green’s IRA, and (v) 368,627 shares of common stock issuable upon exercise of stock options, of which 352,648 are currently vested and 15,979 will vest within the next 60 days. 270,100 shares of common stock beneficially owned by Mr. Green are pledged as security for a loan.

(7)

Shares beneficially owned by Mr. Schulenburg include (i) 24,280 shares held by Mr. Schulenburg, (ii) 12,500 shares held in an IRA, and (iii) 134,969 shares of common stock issuable upon exercise of stock options, of which 129,053 are currently vested and 5,916 will vest within the next 60 days. 24,280 shares of common stock beneficially owned by Mr. Schulenburg are pledged as security for a loan.

(8)

Shares beneficially owned by Mr. Cochran include (i) 75,000 shares held by Mr. Cochran and (ii) 57,606 shares of common stock issuable upon exercise of stock options, of which 51,218 are currently vested and 6,388 will vest within the next 60 days. 75,000 shares of common stock beneficially owned by Mr. Cochran are pledged as security for a loan.

(9)

Shares beneficially owned by Mr. Esslinger include (i) 35,057 shares held by Mr. Esslinger, (ii) 616 shares held in Mr. Esslinger’s IRA, (iii) 1,748 shares held in his spouse’s IRA, (iv) 66,600 shares of common stock issuable to Mr. Esslinger upon exercise of stock options, of which 62,680 are currently vested and 3,920 will vest within the next 60 days, and (v) 43,330 shares of common stock issuable to his spouse upon exercise of stock options, all of which are currently vested. 35,057 shares of common stock beneficially owned by Mr. Esslinger are pledged as security for a loan.

(10)	Shares beneficially owned by Mr. Hensley include (i) 9,000 shares held by Mr. Hensley and (ii) 16,050 shares of common stock issuable upon exercise of stock options, all of which are currently vested.
(11)

Shares beneficially owned by Mr. Morrison include 22,300 shares of common stock issuable upon exercise of stock options, all of which are currently vested. Mr. Morrison is a member of Pamlico Capital GP II, LLC, which is the general partner of, and has a one percent interest in the investments of, Pamlico.

(12)

Shares beneficially owned by Mr. Richards include (i) 273,037 shares held by Mr. Richards, (ii) 21,000 shares held by Cornelia S. Richards, the spouse of Mr. Richards, (iii) 4,167 shares held by the Margaret Richards Bass Family Trust (the “Bass Trust”), of which Ms. Richards is trustee, (iv) 8,334 shares held by the Cornelia Lucas Richards Family Trust (the “Richards Trust”), of which Ms. Richards is trustee, (v) 33,425 shares of common stock issuable to Mr. Richards upon exercise of stock options, all of which are currently vested. Mr. Richards disclaims beneficial ownership of the shares held by the Bass Trust and the Richards Trust. 242,537 shares of common stock beneficially owned by Mr. Richards are pledged as security for a loan.

(13)	Shares beneficially owned by Mr. Turek include (i) 41,000 shares held by Mr. Turek and (ii) 112,300 shares of common stock issuable upon exercise of stock options, all of which are currently vested.

17

(14)
Shares beneficially owned by Mr. Walley include 22,300 shares of common stock issuable upon exercise of stock options, all of which are currently vested. Mr. Walley is a limited partner of IGLP and is head of North American technology investing for an affiliate company of IGLP and IGCL.

(15)	Shares beneficially owned include 1,106,098 shares of common stock issuable upon exercise of stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Greenway’s “Code of Business Conduct and Ethics for Employees, Officers and Directors” deals with conflicts of interest and requires each director and executive officer to seek authorization from the Audit Committee prior to entering into any transaction in which Greenway’s business transactions are conducted with a director, executive officer or related person. Upon disclosure by a director or executive officer, the proposed transaction will be reviewed by the Audit Committee. In addition, pursuant to the Audit Committee’s charter, the Audit Committee must pre-approve all of the Company’s related party transactions.

The following is a description of transactions since July 1, 2012, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or persons or entities affiliated with them, had or will have a direct or indirect material interest. Other than the transactions involving Greenway Air, LLC, the transactions described below were implemented prior to adoption of the related party transaction policy described above.

Headquarters Lease

Effective July 1, 2000, the Company entered into an agreement to lease its headquarters from Green Family Real Estate, LLC, formerly Elizabeth Village, LLP, an entity controlled by the Company’s Chairman, for approximately $20,000 per month, plus annual adjustments for inflation, until June 30, 2015.

Preferred Stock

In connection with the Company’s reincorporation from a Georgia to a Delaware corporation and the Company’s initial public offering, upon the closing of the Company’s initial public offering in February 2012, the Company’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and Series B Convertible Preferred Stock (the “Series B Preferred Stock”) automatically converted to common stock of the Company. Each share of Series A Preferred Stock converted into 1.263 shares of the Company’s common stock, while each share of Series B Preferred Stock converted into one share of the Company’s common stock. In connection with such conversion, in February 2012 the Company was also required to make cash payments to the holders of outstanding preferred stock. Each Series A Preferred stockholder received a payment of $6 per share and each Series B Preferred stockholder received $4.75 per share, which holders of Series A Preferred Stock and Series B Preferred Stock could elect to receive in the form of shares of the Company’s common stock in an amount equal to the quotient obtained by the dividing (i) the total amount of the payment then due to such holder of Preferred Stock by (ii) the per share price of the Company’s common stock based on the initial price to the public in this offering.

Greenway Air, LLC

The Company utilizes a private plane owned by Greenway Air, LLC, a Delaware limited liability company (“Greenway Air”) when necessary for business operations. Both the Company and W. Thomas Green, Jr. own minority membership interests in Greenway Air, and W. Thomas Green, Jr. is the manager of Greenway Air. In September 2012, Greenway Air purchased a private plane for approximately $2.6 million. The Company contributed approximately $427,000, and W. Thomas Green, Jr. contributed approximately $849,000, to this purchase.

18

Director Independence

Our Board of Directors consists of seven members, a majority of whom are independent under the New York Stock Exchange rules. Pursuant to the corporate governance listing standards of the New York Stock Exchange, a director employed by us cannot be deemed to be an “independent director,” and each other director will qualify as “independent” only if our Board of Directors affirmatively determines that he has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us. Ownership of a significant amount of our stock, by itself, does not constitute a material relationship.

Our Board of Directors has affirmatively determined that each of Messrs. Walley, Richards, Turek, Morrison, and Hensley is “independent” in accordance with New York Stock Exchange rules. The independent directors hold executive sessions on a regular basis. We do not have a lead independent director, but we anticipate that the chairs of the independent board committees will rotate as presiding director, and the presiding director will act as a liaison between the non-management directors and the chairman and CEO in connection with each regular meeting.

Item 14. Principal Accounting Fees and Services.

Audit Fee Summary

Fees for professional services provided by Grant Thornton LLP, our independent registered public accounting firm, in each of the last two years, in each of the following categories are:

	2013	2012
Audit fees	$235,241	$122,177
Audit-related fees	—	633,994
Tax fees	33,800	179,437
All other fees	—	—
Total fees	$269,041	$935,608

Audit fees include fees associated with the annual audit, reviews of the quarterly reports on Form 10-Q, and consents related to filings with the SEC. Audit-related fees in 2012 principally include fees related to the initial public offering. Tax fees in 2013 principally consist of sales tax compliance and in 2012 include sales tax compliance and the preparation of state and federal income tax returns.

Auditor Independence

The Audit Committee has determined that the provision of services rendered above is compatible with maintaining Grant Thornton LLP’s independence. All audit related, tax and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Grant Thornton LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

19

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits

Exhibit Number	Description of Document
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A (File No. 333-175619) filed on January 18, 2012)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A (File No. 333-175619) filed on January 18, 2012)

4.1	Form of the Company’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A (File No. 333-175619) filed on January 18, 2012)

4.2.1	Form of the Company’s Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A (File No. 333-175619) filed on September 23, 2011)

4.2.2	Form of the Company’s Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A (File No. 333-175619) filed on September 23, 2011)

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

10.6.1	Amendment to Credit Agreement (incorporated by reference to Exhibit 10.6.1 to the Company’s Form S-1/A (File No. 333-175619) filed on December 5, 2011)

10.6.2	Second Amendment to Credit Agreement (incorporated by reference to Exhibit 10.6.2 to the Company’s Form S-1/A (File No. 333-175619) filed on January 18, 2012)

10.6.3^^	Third Amendment to Credit Agreement

10.6.4^^	Fourth Amendment to Credit Agreement

10.7
Security Agreement, by and between Greenway Medical Technologies, Inc. and Bank of America, N.A., dated as of March 22, 2011 (incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 (File No. 333-175619) filed on July 15, 2011)

20

10.8+
Software License and Services Agreement, by and between Greenway Medical Technologies, Inc. and Walgreen Co., dated as of February 28, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s Form S-1/A (File No. 333-175619) filed on December 5, 2011)

10.9*	Form of 2011 Incentive Bonus Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form S-1/A (File No. 333-175619) filed on January 18, 2012)

10.10*+	Form of 2012 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 5, 2012)

10.11*+	Form of 2013 Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 29, 2012)

10.12*	Form of Greenway Medical Technologies, Inc. 2011 Stock Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on March 5, 2012)

14.1	Greenway Medical Technologies, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Form S-1/A (File No. 333-175619) filed on January 18, 2012)

21^^	List of subsidiaries

23.1^^	Consent of Grant Thornton LLP

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101^^	Interactive Data File**

^	Filed herewith

^^	These exhibits were previously filed with our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission on September 13, 2013.

*	Denotes management contract or compensatory arrangement.

+	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information will be filed separately with the SEC.

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

21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the year ended June 30, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of October, 2013.

GREENWAY MEDICAL TECHNOLOGIES, INC.

By:	/s/ Wyche T. Green, III

Wyche T. Green, III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wyche T. Green, III	President, Chief Executive Officer, Director	October 28, 2013
Wyche T. Green, III	(Principal Executive Officer)

/s/ W. Thomas Green, Jr.	Chairman of the Board of Directors	October 28, 2013
W. Thomas Green, Jr.

/s/ James A. Cochran	Chief Financial Officer	October 28, 2013
James A. Cochran	(Principal Financial and Accounting Officer)

/s/ Noah Walley
Noah Walley	Director	October 28, 2013

/s/ Thomas T. Richards	Director	October 28, 2013
Thomas T. Richards

/s/ Walter Turek	Director	October 28, 2013
Walter Turek

/s/ Neal Morrison	Director	October 28, 2013
Neal Morrison

/s/ Robert Hensley	Director	October 28, 2013
Robert Hensley

22