Form 10-Q
period 2013-09-30
GREENWAY MEDICAL TECHNOLOGIES INC
filed 2013-11-12
CIK 1080747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 1,000 shares of the registrant’s common stock outstanding as of November 11, 2013.

GREENWAY MEDICAL TECHNOLOGIES, INC.

FORM 10-Q

For The Quarterly Period Ended September 30, 2013

INDEX

PART I.  FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Greenway Medical Technologies, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

(Unaudited)

	September 30,	June 30,
	2013	2013
Assets

Current assets:

Cash and cash equivalents	$6,192	$3,184
Short-term investments	1,306	8,043
Accounts receivable, net of $980 and $900 in allowance for doubtful accounts	22,007	21,151
Prepaids and other current assets	4,412	4,056
Deferred tax assets	2,557	2,407
Total current assets	36,474	38,841

Property and equipment, net	27,839	28,416
Software development cost, net	31,505	28,142
Acquired intangibles, net	1,734	1,819
Deferred tax assets - noncurrent	28,549	26,903
Goodwill	1,540	1,540
Other assets	467	468
Total assets	$128,108	$126,129

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable	$14,581	$9,325
Accrued liabilities	6,782	5,846
Deferred revenue	8,583	9,323
Total current liabilities	29,946	24,494

Commitments and contingencies
Shareholders’ equity:
Common stock	3	3
Additional paid-in capital	246,756	245,412
Accumulated deficit	(148,597)	(143,780)
Total shareholders’ equity	98,162	101,635
Total liabilities and shareholders’ equity	$128,108	$126,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenway Medical Technologies, Inc.
 Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2013	2012

Revenue:
System sales	$8,512	$9,035
Training and consulting services	3,984	6,863
Support services	12,263	10,292
Electronic data interchange and business services	8,871	6,584
Total revenue	33,630	32,774
Cost of revenue:
System sales	6,156	3,007
Training and consulting services	3,564	4,602
Support services	3,423	3,125
Electronic data interchange and business services	5,832	4,194
Total cost of revenue	18,975	14,928
Gross profit	14,655	17,846
Operating expenses:
Sales, general and administrative	16,729	13,324
Research and development	4,535	4,772
Total operating expenses	21,264	18,096
Loss from operations	(6,609)	(250)
Interest income, net	18	289
Other expense, net	(19)	(24)
(Loss) income before provision for income taxes	(6,610)	15
(Benefit) provision for income taxes	(1,793)	7
Net (loss) income	$(4,817)	$8

Per share data:
Net (loss) income per share:
Basic	$(0.16)	$—
Diluted	$(0.16)	$—

Weighted average number of common shares outstanding
Basic	29,800	29,295
Diluted	29,800	30,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenway Medical Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(4,817)	$8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	1,060	1,099
Deferred income tax benefit	(1,796)	—
Depreciation and amortization	2,952	1,784
Provision for bad debts	293	345
Changes in current assets and liabilities:
Accounts receivable	(1,150)	4,248
Prepaids and other assets	(355)	(639)
Accounts payable and accrued liabilities	6,192	(3,940)
Deferred revenue	(740)	(542)
Net cash provided by operating activities	1,639	2,363
Cash flows from investing activities:
Sale (purchase) of short-term investments, net	6,737	(306)
Purchases of property and equipment	(843)	(1,252)
Capitalized software development costs	(4,810)	(2,856)
Net cash provided by (used in) investing activities	1,084	(4,414)
Cash flows from financing activities:
Payments on obligation for acquired technology	—	(23)
Proceeds from exercise of stock options and warrants	285	1,464
Net cash provided by financing activities	285	1,441
Net increase (decrease) in cash and cash equivalents	3,008	(610)
Cash and cash equivalents at beginning of period	3,184	5,585
Cash and cash equivalents at end of period	$6,192	$4,975
Supplemental cash flow information:
Cash paid for interest	$7	$5
Cash paid for taxes	$55	$7

The accompanying notes are an integral part of these condensed consolidated financial statements.

Greenway Medical Technologies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation and Description of Company

We prepared the accompanying interim condensed and consolidated financial statements in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe these condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Operating results for the three months ended September 30, 2013, are not necessarily indicative of the results that may be expected for our fiscal year ending June 30, 2014. For more information regarding our results of operations and financial position, refer to the consolidated financial statements and footnotes included in our Form 10-K for our fiscal year ended June 30, 2013, on file with the Securities and Exchange Commission (“SEC”).

As appropriate to the context, “Greenway”, the “Company”, “we”, “us” and “our” are used interchangeably to refer to Greenway Medical Technologies, Inc. and its subsidiary, originally incorporated in Georgia in 1998. We develop, market and sell an integrated suite of healthcare technology solutions, including practice management and electronic medical record software applications, and related technologies and services for physician practices, clinics and other providers in ambulatory settings throughout the United States.  The Company is subject to the risks and challenges similar to other companies in the health care information technology market including, but not limited to, operating in a rapidly evolving market, competition from larger companies, dependence on new products and on key personnel, as well as the regulatory requirements in the healthcare information environment.

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

Note 2.  Accounting Policies

Our accounting policies are consistent with those described in our Significant Accounting Policies for our fiscal year ended June 30, 2013, in our Form 10-K filed with the SEC.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable.  The Company maintains cash and cash equivalents with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. Trade receivables are unsecured and the Company is at risk to the extent such amounts become uncollectible.

For the three months ended September 30, 2013, the Company had one customer that accounted for 17% of consolidated revenue and the same customer accounted for 15% of total accounts receivable at each of September 30, 2013 and June 30, 2013.

Note 3. Short-Term Investments

Short-term investments consist of mutual funds, money market funds and U.S. agency and corporate bonds with original maturities greater than three months and remaining maturities of less than one year. Investments are also made in corporate bonds with original maturities of greater than one year but maximum remaining maturities of 18 months; these investments are also included in short-term investments since the Company’s intent is to convert them into cash as may be necessary to meet liquidity needs. At September 30, 2013, all of the Company’s investments were classified as available-for-sale and are reported at fair value with any changes in market value reported as a part of comprehensive income. As of September 30, 2013, gross accumulated unrealized gains and losses for these investments were not material. Fair value is based on the Level 1 or 2 criteria of the fair value hierarchy specified in ASC 820-10, Fair Value Measurements and Disclosures.

The Company applies ASC 820, Fair Value Measurements and Disclosures, with respect to fair value of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s consolidated financial statements on a recurring basis and (b) all financial assets and liabilities. ASC 820 prioritizes the inputs used in measuring fair value as follows: Level 1 — Quoted market prices in active markets for identical assets or liabilities; Level 2 — Observable inputs other than those included in Level 1 (for example, quoted market prices for similar assets in active markets or quoted market prices for identical assets in inactive markets); and Level 3 — Unobservable inputs reflecting management’s own assumptions about the inputs used in estimating the value of the asset.  The Company’s financial instruments consist primarily of short term investments, which are measured using Level 1 inputs. All of the investments were identified as Level 1 at September 30, 2013 and June 30, 2013.  The Company did not identify any transfers among levels of the fair value measurements hierarchy during the three month period ended September 30, 2013 or the fiscal year ended June 30, 2013.

Short-Term Investments (available-for-sale-securities) consist of the following (in thousands):

	September 30,	June 30,
	2013	2013
Mutual funds	$1,024	$7,946
Corporate bonds	84	84
Money market funds	198	13
Total	$1,306	$8,043

Note 4.  Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated
	useful lives (in years)	September 30, 2013	June 30, 2013

Land	—	$1,287	$1,287
Building and related	15 to 39	18,053	18,053
Acquired technology	3	7,581	7,581
Purchased software	3	6,124	5,874
Furniture and fixtures	5	1,656	1,582
Equipment	3	5,281	4,876
		39,982	39,253
Less - Accumulated depreciation and amortization		(12,529)	(11,109)
		27,453	28,144
Construction in progress		386	272
Total		$27,839	$28,416

Construction of New Facilities and Real Estate Tax Incentive Transaction

In December 2011, we entered into a sale-leaseback transaction pursuant to which we sold certain land and a building under development as our new administrative headquarters located in Carrollton, Georgia. The transaction contemplates an ultimate total purchase price of approximately $12 million. This agreement is intended to permit counties to attract business investment by offering property tax incentives. In accordance with Georgia law, we entered into this sale-leaseback agreement with the Carroll County Payroll Development Authority (the “County”) and acquired an industrial revenue bond.  The arrangement is structured so that our lease payments to the County equal and offset the County’s bond payments to the Company. The Bond is non-recourse to the County, our lease payments are pledged to secure repayment of the Bond, and the lease and bond provide for the legal right of offset. Consequently, the investment and lease obligation related to this arrangement have been offset in our balance sheet. The agreement has an expiration date of 2021. If we had not entered into this transaction, property tax payments would have been higher. We can reacquire such property and terminate the agreement at a nominal price of ten dollars. The subject property was included in property and equipment at September 30, 2013 and June 30, 2013, in the accompanying consolidated balance sheets.

Software Development Costs

We apply the provisions of ASC 985-20, Software, Costs of Computer Software to be Sold, Leased or Marketed, which requires the capitalization of costs incurred in connection with the research and development of new software products and enhancements once technological feasibility is established.  Such costs are amortized on a straight-line basis over the estimated economic life of the related product, which is typically three years.  The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life, and changes in technology.  Capitalized software development costs were $4,810,000 and $2,856,000 for the three months ended September 30, 2013 and 2012, respectively.  Amortization of capitalized software development costs was $1,447,000 and $1,000,000 for the three months ended September 30, 2013 and 2012, respectively, and is recorded in cost of system sales.

Note 5.  Acquisition

The Company has accounted for all business combinations using the purchase method to record a new cost basis for the assets acquired and liabilities assumed. The Company allocated the purchase price to intangible assets representing developed technology, customer relationships, trademarks, and non-competition agreements. The excess of purchase price over the estimated fair value of the tangible assets acquired and liabilities assumed and the separately recognized intangible assets has been recorded as goodwill in the accompanying consolidated financial statements. The goodwill is attributable to synergies achieved through the streamlining of operations combined with improved margins attainable from increased market presence. None of the acquisitions have a material impact on the Company’s operations. The carrying value of goodwill is evaluated annually for potential impairment or whenever changes in circumstances may indicate that impairment has occurred. The goodwill is deductible for tax purposes.

On December 31, 2012, we acquired certain assets of GHN in exchange for cash consideration totaling $5.5 million. Additionally, the Company incurred transaction costs totaling approximately $145,000; GHN provides clearinghouse and revenue cycle services to healthcare providers and we believe the technology acquired will enable us to offer better solutions to connect our customers with their payers for the purposes of improving their revenue cycle management processes and outcomes. Based on estimated fair value of the working capital, property and equipment and identifiable intangibles, the consideration of $5.5 million was allocated to the assets acquired in the following amounts:

Assets Acquired	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)
Net Working Capital	$69	Not Applicable
Property and Equipment	352	3
Developed Technology	2,437	3
Customer Relationships	1,054	9
Non-competition Agreements	211	3-5
Trademarks	277	10
Goodwill	1,100	Indefinite
Total fair value of consideration	$5,500

Note 6.  Transactions with Related Parties

Effective July 1, 2000, the Company entered into an agreement to lease the corporate office from Green Family Real Estate, LLC, an entity controlled by the Company’s Chairman, for approximately $20,000 per month, plus annual adjustments for inflation, until June 30, 2015 (see Note 11).  In 2000, the Company entered into an agreement to rent an airplane from Greenway Air, LLC, an entity controlled by the Company’s Chairman. The Company pays according to usage of the airplane.  Expenses incurred related to this agreement were approximately $0 and $18,000 for the three months ended September 30, 2013 and 2012, respectively. In March 2002, the Company purchased a 1% interest in Greenway Air, LLC, for $12,500 and in September 2012 paid $427,000 to purchase an additional 15.75% interest. This investment is recorded at cost in the caption “Other Assets” in the accompanying consolidated balance sheets. The Company has considered the applicable guidance regarding variable interest entities.  The Company has  determined that these arrangements do not meet the definition of variable interest entities.

The Company has two institutional shareholders who, as of September 30, 2013 and June 30, 2013, collectively owned approximately 44% (25% for one investor and 19% for the other) of the Company’s common shares outstanding. One representative of each of these institutional shareholders sits on the Company’s Board of Directors. Given this substantial ownership position, these shareholders are able individually, and collectively, to exercise substantial influence over the affairs of the Company.

Note 7.  Credit Facility

In March 2011, the Company closed on a loan agreement which provides financing up to $5 million based on eligible receivables.  The loan agreement carries interest at LIBOR plus 275 basis points, and is secured by a pledge of the Company’s assets.  The loan agreement contains customary covenants and other provisions that prohibit payment of cash dividends. There were no amounts outstanding on the credit facility at September 30, 2013 and June 30, 2013. The Company had a letter of credit in the amount of $500,000 that reduced the availability of the loan at September 30, 2013 and June 30, 2013. Therefore, there was $4.5 million available on the facility at September 30, 2013 and June 30, 2013. On August 16, 2013, the Company executed a non-binding commitment with its lender for a $25 million, four-year facility. The commitment is subject to certain conditions. The non-binding commitment would replace the $5 million loan and has substantially the same terms and conditions.   Instead of entering into such proposed $25 million credit facility, the maturity of the $5 million credit facility was extended to November 15, 2013. As a result of the Transaction (See Note 13), the Company’s $5 million credit facility was paid-off in full and canceled.

Note 8.  Shareholders’ Equity

Stock Options

On December 16, 2011, we received shareholder approval of the Greenway Medical Technologies, Inc. 2011 Stock Plan (the “2011 Plan”) that provides for issuance of equity awards of up to 3.0 million shares of our common stock. For the three months ended September 30, 2013 and 2012, respectively, options for 34,250 and 884,900 shares of our common stock were granted under the 2011 Plan. We also have options granted, fully-vested and outstanding under our 1999 and 2004 Stock Plan. At September 30, 2013 and 2012, approximately 3.7 million and 4.0 million options, respectively, were outstanding under the various stock compensation plans.  We expense stock compensation costs over the vesting periods of each grant. For each of the three months ended September 30, 2013 and 2012 we expensed approximately $1.1 million (in each of the three month periods) in connection with outstanding option awards. As of September 30, 2013, there was $9.5 million of total unrecognized compensation cost related to option awards granted under the various Plans. This cost is expected to be recognized over a period of 2.0 years. A reconciliation of stock option expense from the consolidated statements of operations is as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Cost of revenue:
System sales	$8	$8
Training and consulting services	51	47
Software support services	26	26
Electronic data interchange and business services	5	5
Total cost of revenue	90	86
Operating expenses:
Sales, general and administrative	800	843
Research and development	170	170
Total operating expenses	970	1,013
Total stock-compensation expense	$1,060	$1,099

The assumptions utilized for stock option grants were as follows:

	Three months ended September 30,
	2013	2012

Risk-free interest rate	1.78%	.68% - .72%
Expected dividend yield	—	—
Expected volatility	55.9%	57.7%
Expected lives of options	6.25 years	6.25 years
Forfeiture rate	1.0%	1.0%
Fair Value	$8.75	$8.24 - $8.62

Note 9.  Income Taxes

As of September 30, 2013, the Company had gross net operating losses (NOLs) of approximately $74 million. These NOLs will be available to offset any future taxable income and will begin to expire in 2021. The Company has also generated research credit carryforwards of approximately $4.8 million.  As of September 30, 2013 and June 30, 2013, Management determined that it was more likely than not that all net deferred tax assets, except for specific state R&D income tax carryforwards, would be fully realized based upon future projections of taxable income. Consequently, the Company recorded a valuation allowance of $784,000 specifically attributable to the state R&D tax carryforwards that may not be fully utilized before the Company’s income allocated to those states use up the existing net operating losses.

The tax provision for the periods ended September 30, 2013 and 2012 reflect an effective tax rate of 27% and 46%, respectively.  Permanent differences, primarily stock-based compensation and income tax credits impact the operating loss of $6,610,000 for the three months ended September 30, 2013 more than the income before income tax of $15,000 for the three months ended September 30, 2012.   Stock-based compensation expenses of $1,060,000 are recorded currently as a deduction to the consolidated statement of operations but are not available for tax deduction because the Company is in a net operating loss position.  This is a significant driver of the lower tax rate for the three months ended September 30, 2013.

As of September 30, 2013 and June 30, 2013, the Company had no unrecognized tax benefits.  Net operating loss and R&D credit carryforwards remain subject to examination to the extent they are carried forward and impact a year that is open to examination by tax authorities.

Note 10.  Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding during the period.   Diluted per share amounts give effect to all potentially dilutive common share equivalents outstanding during the period. Such potentially dilutive common share equivalents include stock options exercisable for shares of common stock totaling approximately 1.0 and 1.3 million shares for the three months ended September 30, 2013 and 2012, respectively.  The dilutive effect of outstanding stock options is computed using the treasury stock method. The computation of diluted loss per share does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings and inasmuch as inclusion of any or all of the potentially dilutive common share equivalents is anti-dilutive for the three months ended September 30, 2013, presentation of loss per share — basic and diluted are the same for the periods presented. There were no such anti-dilutive securities that were excluded from the calculation of common shares outstanding as of September 30, 2012, however, the net income per share, did not result in a basic or fully dilutive per share amount as it was not significant for presentation (the gross dollar amounts of earnings per share were not sufficiently significant to derive a meaningful per share calculation).

Note 11.  Commitments and Contingencies

We are engaged from time to time in certain legal disputes arising in the ordinary course of business, including employment claims, and challenges to our intellectual property.  We believe we have adequate legal defenses and that the likelihood of a loss contingency relating to the ultimate disposition of any of these disputes is remote.  When the likelihood of a loss contingency becomes at least reasonably possible, we will revise our disclosures in accordance with the relevant authoritative guidance.  In addition, we will accrue a liability for loss contingencies when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss.   There were no filed claims pending against the Company at September 30, 2013. There are, however, asserted unfilled claims that, given the early stage of these legal matters and the nature of the claims, it is not possible to estimate a loss or range of loss for the ongoing claim. Management does not feel that any individual claim is material to disclose. We will continue to evaluate the potential exposure related to these matters in future periods.

As discussed in Note 6, the Company leases office space from related parties under operating leases through 2015.   Rental expense for all building and equipment leases totaled approximately $575,000 and $407,000 for the three months ended September 30, 2013 and 2012, respectively.

Note 12.  Segment Information

The Company complies with ASC Topic 280, Segment Reporting. ASC 280, which is based on a management approach to segment reporting and requires the Company to disclose information about the business components (operating segments) as utilized to make operating decisions and assess performance. The objective of this guidance is to help financial statement users understand the Company’s performance, assess prospects for future cash flows and judge the entity as a whole. An operating segment is defined as a component that engages in business activities whose operating results are reviewed by the chief operating decision maker and for which discrete financial information is available. The Company manages its resources and assesses its performance on an enterprise-wide basis. The Company does report revenue according to the nature of the products and services provided to its customers; providers in various settings within the ambulatory sector of the domestic healthcare market who share similar economic characteristics.

Note 13.  Subsequent Event

The Company was acquired by VCG Holdings, LLC, a wholly-owned indirect subsidiary of Vista Equity Partners Fund IV, L.P. (“Vista”), on November 4, 2013 (the “Transaction”).  Vista commenced a tender offer for any and all of the Company’s outstanding shares at $20.35 per share with the Securities and Exchange Commission (the “SEC”) on October 4, 2013.  The Company’s board of directors and stockholders approved of the terms of the tender offer and recommended to the Company’s stockholders that they tender their shares into the offer. The tender offer expired on November 1, 2013, and the acquisition was completed on the next business day, November 4, 2013.  On November 5, 2013, the New York Stock Exchange filed with the SEC a Form 25, Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to delist and deregister the Company’s shares.  Upon effectiveness of such Form 25, the Company intends to file with the SEC a Certification on Form 15 under the Exchange Act to suspend the Company’s remaining reporting obligations under the Exchange Act. The results of operations and cash flows from the Company subsequent to the completion of the merger and the closing of the Transaction on November 4, 2013 will no longer be public.

The Company recorded approximately $1.8 million of expenses related to the Transaction at September 30, 2013 in the accompanying consolidated statements of operations under the caption “Sales, general and administrative” expenses. These cost were incurred by the Company at September 30, 2013 and related to the pending Transaction.

On or about October 7, 2013, a putative class action lawsuit (Booth Family Trust IRA v. Greenway Medical Technologies, Inc. et al., Case No.: 13-A-08600-2) was filed in the Superior Court of the State of Georgia, County of Gwinnett, against the Company and each member of the Company’s board of directors (the “Booth Family Trust Action”). The Complaint asserts that the Company’s directors breached their fiduciary duties to the Company’s public stockholders by, among other things, (i) agreeing to sell the Company at an unfair price, (ii) implementing preclusive deal protection deterring competing, superior bids, and (iii) entering individual tender and support agreements. The Complaint sought injunctive relief, rescission, and, among other remedies, an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees.

On or about October 9, 2013, the Complaint in the Booth Family Trust Action was amended to include allegations, among others, that (i) the proposed transaction is financially unfair to the Company’s stockholders, (ii) the process undertaken by the Company when entering into the Merger Agreement with Vista’s affiliates was inadequate and flawed, and (iii) the Schedule 14D-9 failed to disclose all material facts and/or provided misleading information regarding the proposed transaction to the Company’s stockholders.

On October 25, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the stockholder putative class action lawsuit pending in the Superior Court of the State of Georgia, County of Gwinnett, captioned Booth Family Trust IRA v. Greenway Medical Technologies, Inc. et al., Case No.: 13-A-08600-2, entered into a memorandum of understanding (the “MOU”) setting forth an agreement-in-principle to settle all claims related thereto. In connection with the MOU, the Company agreed to amend the Schedule 14D-9, previously filed with the SEC, to include certain supplemental disclosures. The settlement is subject to, among other items, the execution of a stipulation of settlement and final approval by the Superior Court of the State of Georgia. Subject to satisfaction of the conditions set forth in the MOU, the defendants, Vista and their respective affiliates, among others, will be released by the plaintiff and all members of the putative class of Company stockholders from (i) all claims concerning or arising out of the tender offer for all outstanding shares of the Company, (ii) the Agreement and Plan of Merger, dated as of September 23, 2013, by and among VCG Holdings, LLC, a Delaware limited liability company (“Parent”), Crestview Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub”), and the Company, (iii) the merger by which Greenway and Merger Sub merged, with Greenway continuing as the surviving corporation as a direct, wholly–owned subsidiary of Parent, and (iv) the disclosures relating to the foregoing.

The Booth Family Trust Action settlement and related cost were paid by Vista as a cost of the Transaction. There were no amounts accrued for the Booth Family Trust Action in the accompanying financial statements at September 30, 2013. The Transaction could result in other claims, however, there are no pending lawsuits at the time of filing this Form 10Q.
9

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

Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other SEC filings, including our Annual Report on Form 10-K filed with the SEC on September 13, 2013.  Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations.  All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Business overview

We are a leading provider of integrated information technology solutions and managed business services to healthcare providers throughout the United States. At the core of our suite of solutions and services is PrimeSUITE, our award-winning, fully-integrated EHR, PM and interoperability solution. PrimeSUITE integrates clinical, financial and administrative data into, what is substantially, one database to enable comprehensive views of patient records and efficient workflow throughout each patient encounter, reduce clinical and administrative errors, and allow for the seamless exchange of data between our customers and the broader healthcare community. We augment our solutions by offering managed business services such as clinically driven revenue cycle and EHR-enabled research services. By integrating clinical, financial and administrative data processes, our solutions and services are designed to allow providers to deliver advanced care and improve their efficiency and profitability. Over 15,300 providers, which we define as physicians, nurses, nurse practioners, and physician assistants, use our solutions to deliver care to and capture the clinical, financial and administrative information of over 25 million patients treated annually.

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

Subsequent Event

The Company was acquired by VCG Holdings, LLC, a wholly-owned indirect subsidiary of Vista Equity Partners Fund IV, L.P. (“Vista”), on November 4, 2013 (the “Transaction”).  Vista commenced a tender offer for any and all of the Company’s outstanding shares at $20.35 per share with the Securities and Exchange Commission (the “SEC”) on October 4, 2013.  The Company’s board of directors and stockholders approved of the terms of the tender offer and recommended to the Company’s stockholders that they tender their shares into the offer. The tender offer expired on November 1, 2013, and the acquisition was completed on the next business day, November 4, 2013.  On November 5, 2013, the New York Stock Exchange filed with the SEC a Form 25, Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to delist and deregister the Company’s shares.  Upon effectiveness of such Form 25, the Company intends to file with the SEC a Certification on Form 15 under the Exchange Act to suspend the Company’s remaining reporting obligations under the Exchange Act. The results of operations and cash flows from the Company subsequent to the completion of the merger and closing of the Transaction on November 4, 2013 will no longer be public.

The Company recorded approximately $1.8 million of expenses related to the Transaction at September 30, 2013 in the accompanying consolidated statements of operations under the caption “Sales, general and administrative” expenses. These cost were incurred by the Company at September 30, 2013 and related to the pending Transaction.

On or about October 7, 2013, a putative class action lawsuit (Booth Family Trust IRA v. Greenway Medical Technologies, Inc. et al., Case No.: 13-A-08600-2) was filed in the Superior Court of the State of Georgia, County of Gwinnett, against the Company and each member of the Company’s board of directors (the “Booth Family Trust Action”). The Complaint asserts that the Company’s directors breached their fiduciary duties to the Company’s public stockholders by, among other things, (i) agreeing to sell the Company at an unfair price, (ii) implementing preclusive deal protection deterring competing, superior bids, and (iii) entering individual tender and support agreements. The Complaint sought injunctive relief, rescission, and, among other remedies, an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees.

On or about October 9, 2013, the Complaint in the Booth Family Trust Action was amended to include allegations, among others, that (i) the proposed transaction is financially unfair to the Company’s stockholders, (ii) the process undertaken by the Company when entering into the Merger Agreement with Vista’s affiliates was inadequate and flawed, and (iii) the Schedule 14D-9 failed to disclose all material facts and/or provided misleading information regarding the proposed transaction to the Company’s stockholders.

On October 25, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the stockholder putative class action lawsuit pending in the Superior Court of the State of Georgia, County of Gwinnett, captioned Booth Family Trust IRA v. Greenway Medical Technologies, Inc. et al., Case No.: 13-A-08600-2, entered into a memorandum of understanding (the “MOU”) setting forth an agreement-in-principle to settle all claims related thereto. In connection with the MOU, the Company agreed to amend the Schedule 14D-9, previously filed with the SEC, to include certain supplemental disclosures. The settlement is subject to, among other items, the execution of a stipulation of settlement and final approval by the Superior Court of the State of Georgia. Subject to satisfaction of the conditions set forth in the MOU, the defendants, Vista and their respective affiliates, among others, will be released by the plaintiff and all members of the putative class of Company stockholders from (i) all claims concerning or arising out of the tender offer for all outstanding shares of the Company, (ii) the Agreement and Plan of Merger, dated as of September 23, 2013, by and among VCG Holdings, LLC, a Delaware limited liability company (“Parent”), Crestview Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub”), and the Company, (iii) the merger by which Greenway and Merger Sub merged, with Greenway continuing as the surviving corporation as a direct wholly–owned subsidiary of Parent, and (iv) the disclosures relating to the foregoing.

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

We classify our revenue as: (1) Systems Sales, (2) Training and Consulting Services, (3) Support Services, and (4) Electronic Data Interchange and Business Services. Systems Sales are products comprised of software licenses, primarily PrimeSUITE, and related hardware and third-party software. Training and Consulting Services include implementation, training and consulting associated with Systems Sales. Support Services includes solutions we offer on a per user or transaction basis, such as PrimeSUITE and PrimeEXCHANGE services for connectivity to third-parties and third-party database charges. Electronic Data Interchange and Business Services include third-party charges for patient claims, statements and eligibility, and clinically-driven revenue cycle management and EHR-enabled research services.

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

Sales, General and Administrative Expenses

Sales, general and administrative (“SG&A”) expenses consist primarily of compensation (including stock-based compensation) and benefits, commissions, travel, professional fees, advertising and other administrative and general expenses, including depreciation and amortization of equipment and leasehold improvements, for the Company’s sales and marketing functions; executive offices, administration, human resources, corporate information technology support, legal, finance and accounting, investor relations and other corporate services. We intend to invest in our infrastructure as appropriate to expand our market share and accommodate our growing customer base. As a result, we expect SG&A expenses to increase (in real dollars) as we grow.  However, the Company will ultimately experience a decline in SG&A, as a percentage of revenue, as we achieve leverage from our infrastructure investments.   The Company recorded approximately $1.8 million in costs related to the Vista acquisition in the consolidated statement of operations for the three months ended September 30, 2013 (see Note 13 to the consolidated financial statements).

Research and Development Expenses

Research and development expenses consist primarily of compensation (including stock-based compensation) and benefits, third party contractor costs and other facility and administrative costs, including depreciation of equipment directly related to development of new products and upgrading and enhancing existing products. In accordance with GAAP, research and development costs related to new application development and enhancements to existing products are expensed until technological feasibility is established. Once technological feasibility is established such costs are capitalized until the product or enhancement is ready for market, at which point capitalization ceases. We capitalize research and development costs under these criteria including the compensation-related costs of personnel and related third party contractors working directly on specific projects. We intend to invest in our innovation platform to maintain cutting-edge technology for the benefit of our customers as well as to meet evolving requirements of the market, including certifications and standards. These costs have been extensive in the last two years with the evolving regulatory changes, impact of meaningful use funds on Healthcare Providers investing in practice management solutions, advances in the nature and extent of clinical technology (remote scheduling, mobile applications, online prescriptions, etc.),  The research and development dollars invested in our technology will continue to grow over time in real dollars.  However, research and development is expected to be lower, as a percent of revenue, in 2014.

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

 Results of Operations

The following table sets forth revenue and cost of revenue, in thousands, by category for the three months ended September 30, 2013, as compared to the comparable period of the prior year:

			Change
	Three Months Ended September 30,		Increase (Decrease)
	2013	2012	$	%
Revenue:
System sales	$8,512	$9,035	$(523)	-6%
Training and consulting services	3,984	6,863	(2,879)	-42%
Support services	12,263	10,292	1,971	19%
Electronic data and business services	8,871	6,584	2,287	35%
Total revenue	33,630	32,774	856	3%
Cost of revenue:
System sales	6,156	3,007	3,149	105%
Training and consulting services	3,564	4,602	(1,038)	-23%
Support services	3,423	3,125	298	10%
Electronic data and business services	5,832	4,194	1,638	39%
Total cost of revenue	$18,975	$14,928	$4,047	27%

            Revenue. Total revenue was $33.6 million for the three months ended September 30, 2013, compared to $32.8 million for the three months ended September 30, 2012, an increase of $0.9 million or 3%. Systems sales were down by 6%, or $523,000. Training and consulting services decreased by 42% or $2.9 million. Support services and electronic data interchange and business services grew 19% and 35%, respectively, during the period.  This continues a trend, as previously reported, of customers selecting the subscription services and business services that have recurring revenue over license products.  The system sales, training and consulting services are lower compared with previous periods as a result of this trend.  Training revenue is recognized over the expected life of the customer for cloud-based, subscription model customers, a substantially longer time period than for license customers.

The Company had the following number of providers on the stated balance sheet dates:

	2012-September 30	2013-June 30	2013-September 30
Providers
Premise (license)	11,600	14,000	14,600
Plus S (cloud-based)	400	600	700
Total Providers	12,000	14,600	15,300

There is not a one-to-one correlation between added providers and revenue growth.   This lack of a direct correlation can be explained as: (i) substantially different revenue model for the cloud-based platform as compared with the premise (license) platform, resulting in substantially less revenue upfront relative to the growth in providers as compared with the Company’s historical provider counts, (ii) existing customers consume more of our solutions and services, and, accordingly revenue increases without a corresponding increase in providers, and (iii) as ambulatory market and provider venues continue to evolve, growth in providers in relation to growth in revenue will continue to change.  For example, a large customer licenses our technology on an enterprise-wide basis in a retail setting which means that an unusually large number of providers will have access to the technology for fewer installations/occurrences.   The delivery of healthcare in alternate venues, such as retail, could continue to have a larger impact on providers reached than revenue generated measured by historical metrics.

Provider count was up 5%, sequentially, to 15,300 providers at September 30, 2013.  Providers were up 3,300 from the same period of the prior year.   This growth reflects additions of new providers from new sales, as well as the growth of providers from existing customers.  The growth of 17% in Plus S (cloud-based model) reflects the customers’ growing appetite for the subscription-based model compared with a modest 4% growth in the license based product.   This trend is expected to continue and it is slowing the revenue growth of the Company as it replaces license and support revenue with recurring revenue of the cloud-based solution and business services.

 Systems sales were down by 6% in the three-month period ended September 30, 2013 as compared to the same period last year.  This decrease is primarily the result of customers choosing the cloud-based model over the license model.  The Plus S (or cloud-based) model reduces the upfront revenue from licenses but results in a recurring revenue stream over the life of the customer contract.  The customers’ contract for the cloud-based product is longer-term than the license based model.  The reduction in system sales (volume) was tempered by an increase in revenue from one large customer contract. Training and consulting services declined $2.9 million, or 42% compared with the three months period ended September 30, 2012.  Training and consulting services were impacted by lower premise model system sales coupled with an increase in transactions with larger organizations that tend to consume relatively less training compared to the same period in the prior year.  Also, as the Company’s mix of new system sales in 2013 were weighted more to our Plus S model, more training and consulting services are recognized over the estimated life of the customer rather than upfront.

Support services, electronic data interchange and business services are recurring and growth in this revenue is largely attributable to our expanding customer base (new customers to Greenway). Our ability to sell additional products and services to our existing customer base also benefitted revenue growth in the three months ended September 30, 2013, compared to the same period of the prior year.   Support services are up $2.0 million as compared with the three-month period ended September 30, 2012.   Support services reflect the growth in cloud-based customers, and the addition of other Company software and services products (add-on’s) to customers’ portfolios.  The growth in electronic data interchange and business services is up $2.3 million, or 35% for the period ended September 30, 2013 as compared with the same period last year.   The clinically driven RCM business has been attracting new customers and increasing revenue from existing customers.   Additionally, the business services revenue is benefited by the GHN acquisition on December 31, 2012.   These revenue trends were previously reported and are expected to continue.

The Company had backlog revenue of the following amounts at each of the quarterly periods (in thousands):

	30-Sept-12	30-June-13	30-Sept-13	YoY	Sequential

Non-recurring revenue	$11,148	$30,338	$30,119	170%	(1)%
Recurring revenue	69,597	83,111	84,900	22%	2%
Total	$80,745	$113,449	$115,019	42%	1%

The Company’s backlog reflects the growth of the Company and the shift in revenue to recurring sources of revenue (cloud-based subscription hosting model) and away from the non-recurring revenue (licensed software model).   The total backlog at September 30, 2013 was up 1%, sequentially, from the previous quarter and 42% from the same period last year.     The Company’s backlog is calculated from its undelivered contracts and delivered contracts expected to be serviced over the next 12 months.  This metric has been measured consistently for the periods presented.

Cost of Revenue. Total cost of revenue was $19.0 million for the three months ended September 30, 2013, compared to $15.0 million for the three months ended September 30, 2012, an increase of $4.0 million or 27%. Cost of systems sales increased by $3 million or 105% and accounted for 79% of the total increase in cost of revenue during the period. The increase reflects a change in the mix for system sales between license customers, that carry very little cost, to a large customer contract that has a higher cost. Additionally, there was an increase of $750,000 related to amortization of software development and GHN acquired technology for the period ended September 30, 2013 compared with September 30, 2012.  Cost of training and consulting services decreased by $1.0 million or 23% as compared with the same period last year.  This is due to the corresponding reduction in revenue from fewer license customers and larger customers where training and consulting are less, as the customer is able to do more of the training and consulting work.  Cost of support services and electronic data interchange and business services increased 10% and 39%, respectively, during the period, accounting for the remaining total increase in cost of revenue for the period. Electronic data interchange and business services increased due to the increased mix of revenue from the clinically driven RCM business growth, and approximately $300,000 of additional cost from the acquisition of GHN on December 31, 2012 as compared with the same period in the prior year.  On an overall basis, gross profit margins were 43.6% for the three months ended September 30, 2013, as compared to 54.5% for the same period of the prior year. This reduction in the gross profit margin is a direct result of the continuing trends, including (i) fewer license customers compared to prior periods, (ii) training revenue that is not provided for some larger customers, or deferred for the cloud-based customers and recognized over the estimated customer life, and (iii) sales of business services such as the clearinghouse services and clinically-driven RCM services that have a substantially higher cost of revenue than does license sales.

            Sales, General and Administrative. Total SG&A expenses were $16.7 million for the three months ended September 30, 2013, compared to $13.3 million for the three months ended September 30, 2012, an increase of $3.4 million or 26%. Growth in SG&A was largely a result of transactional cost and the required infrastructure to support the overall growth in the business, including public company costs. SG&A expenses were 50% of revenue for the three months ended September 30, 2013 as compared to 41% for the three months ended September 30, 2012.  The increase in SG&A as a percentage of sales can be explained by a one-time charge for transactional cost associated with the pending acquisition of the Company by Vista (see Note 13 to the consolidated financial statements) of $1.8 million, additional professional services cost associated with the public company environment of $200,000, additional infrastructure cost of systems, including salesforce.com, of $700,000, additional costs from the GHN acquisition of $400,000, and, finally, investments made in the field sales and marketing infrastructure to expand sales activities to employer and retail clinics, and other new customer categories created by the evolving ambulatory healthcare market.   We believe our investments in our sales force, marketing and advertising, general and administrative infrastructure position us to capture increased market share in what we believe will be an expanding market over the next several years. We believe that these investments can be leveraged to maintain our sales growth in future years without a correspondingly linear increase, as a percentage of sales, in cost.

Research and Development Expenses.  Research and development expenses were $4.5 million for the three months ended September 30, 2013, compared to $4.8 million for the same period from prior year.  As a percentage of revenue, research and development expenses were 14% and 15% for the three months ended September 30, 2013 and 2012, respectively.  Our organically developed innovation platform requires continued investment in research and development to meet the evolving needs of our customers, our market and industry regulators.  As an example, the trends experienced by the market would dictate a need to invest in the cloud-based model and the clinically driven RCM platform.  These trends are expected to continue and further investment is required to fully meet the customer expectation of performance.  In addition to research and development to support our innovation platform, we develop new products and enhanced functionality for existing products. These application development costs are capitalized once technological feasibility is attained and capitalization ceases once the technology is available for market. We capitalized $4.8 million and $2.9 million of application development costs for the three months ended September 30, 2013 and 2012, respectively.  These additional capital costs in the first three months ended September 30, 2013 were due to the maturity of several large development projects that were finalized or nearly finalized in the quarter. Expenditures for research and development cost are expected to moderate in Fiscal 2014, as a percentage of revenue and in real dollars, to Fiscal 2013 levels.

Interest and Other Expenses. Interest income, net of interest expense, was approximately $18,000 for the three months ended September 30, 2013, compared to net interest income of $289,000 for the three months ended September 30, 2012.  The decrease in the net interest income is related to the lower level of invested funds in the three months ended September 30, 2013 compared with the same period in 2012.  The returns available on the funds for the three months ended September 30, 2013 compared to the same period last year were relatively similar.   The change is a direct result of fewer dollars available to be invested.

       Income Taxes. The Company has available net operating losses and credits for research and development to offset taxable income and tax expense. These and other temporary differences result in net deferred tax assets. The tax provision for the period ended September 30, 2013 and 2012 reflect an effective tax rate of 27% and 46%, respectively.  The tax rates are not consistent due to the levels of income before income taxes in the prior year of only $15,000.  Permanent differences, stock-based compensation and credits are impacting the income tax rate in each of the three months ended September 30, 2013 and 2012.

Liquidity and Capital Resources

Our principal capital requirements are to fund operations. We have typically funded our capital needs from operating cash flow augmented by proceeds from the exercise of warrants. We also repaid all outstanding indebtedness and, in March 2011, entered into a new loan agreement with Bank of America, N.A. This facility provides financing up to $5 million (based on eligible receivables) with interest at LIBOR plus 275 basis points, is secured by a pledge of the Company’s assets and contains customary provisions regarding covenants. The financial covenants require us to maintain a leverage ratio not exceeding 2:1 and an EBITDA to interest expense ratio of at least 3:1. At September 30, 2013, we were in compliance with these covenants and there were no amounts outstanding on the credit facility.  On August 16, 2013, the Company executed a non-binding commitment with Bank of America, N.A. for a $25 million, four-year facility.  The loan commitment has specific requirements.  The loan commitment facility would replace the $5 million loan and on substantially the same terms and conditions.   Instead of entering into such proposed $25 million credit facility, the maturity of the $5 million credit facility was extended to November 15, 2013. As a result of the Transaction that was completed on November 4, 2013 (see Note 13), the Company's $5 million credit facility was paid-off in full and canceled.

 We are not a capital-intensive business. Our capital expenditures heretofore have been comprised of technology, fixtures and equipment to accommodate our growth and we acquired and renovated a building placed into service in 2011. Additionally, we capitalize the application development costs for new technology and enhancements to our innovation platform. In Fiscal year 2013, we invested approximately $15.3 million, in the aggregate, for these software development costs. We have completed the construction of our new campus facility to accommodate the growth of our business. This campus facility cost approximately $12 million at completion and was placed into service in Fiscal year 2013. The Company has and will continue to make investments in developed technology, including acquisitions of strategic parts of our roadmap that can be acquired more cheaply and more credibly than produced on our own.   During Fiscal year 2013, the Company invested $6.8 million in such acquisitions, including the clearinghouse business acquired on December 31, 2012.  We believe that our funds anticipated from operations, current cash, short-term investments and funds available under our credit facility, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months and for a reasonable period thereafter.

Cash Flow Summary

Cash and cash equivalents were $6.2 million and $3.2 million at September 30, 2013 and June 30, 2013, respectively.  We also had $1.3 million at September 30, 2013 and $8.0 million at June 30, 2013 in short-term investments classified as available for sale.

Our cash flows from operating, investing and financing activities, as reported in our condensed, consolidated financial statements included elsewhere in this report, are summarized as follows (in thousands):

	For the three months ended September 30,
	2013	2012
Net cash provided by operating activities	$1,639	$2,363
Net cash provided by (used in) investing activities	1,084	(4,414)
Net cash provided by financing activities	285	1,441
Net increase (decrease) in cash and cash equivalents	$3,008	$(610)

 Operating Activities

Net cash provided by operating activities was $1.6 million for the three months ended September 30, 2013, as compared with $2.4 million for three months ended September 30, 2012. Net cash provided by operating activities for the three months ended September 30, 2013 consisted of the Company’s net loss of $4.8 million, decreased by non-cash stock compensation and depreciation and amortization of $4.0 million, increased by cash flows from working capital of another $4.2 million, off-set by non-cash adjustment to the provision of deferred income taxes of $1.8 million. The increase in cash flow related to working capital was principally from accounts payable and accrued expenses in the three months ended September 30, 2013.

Investing Activities

At September 30, 2013, the Company had net short-term investments of $1.3 million. The Company generated approximately $1.1 million of cash flows from investing activities during the three month period ended September 30, 2013.   The cash was generated primarily from the sale of our short-term investments.  Our policy is to invest only in fixed income instruments denominated and payable in U.S. dollars, including obligations of the U.S. government and its agencies, money market instruments, commercial paper, certificates of deposit, bankers’ acceptances, corporate bonds of U.S. companies, municipal securities and asset backed securities.  We do not invest in auction rate securities, futures contracts, or hedging instruments. Securities of a single issuer valued at cost at the time of purchase should not exceed 10% of the market value of the portfolio but securities issued by the U.S. Treasury and U.S. government agencies are specifically exempted from these restrictions. The final maturity of each security within the portfolio should not exceed 24 months.

For the three months ended September 30, 2013, we generated $1.1 million of cash from investing activities consisting of the sale of short-term investments of $6.7 million, offset by purchases of property and equipment of $0.8 million, and $4.8 million for capitalized software development of our innovation platform.  The use of cash for investments in the capital software development can be managed lower through reducing contractor expenses on specific projects or elongating the delivery of a release.  The Company did have higher investment in capital development in the first three months ended September 30, 2013 as compared with that planned for the rest of the year.

For the three months ended September 30, 2012, we used $4.4 million of cash for investing activities consisting of $0.3 million in net purchases of short-term investments, $1.3 million for purchases of property and equipment, and $2.9 million for capitalized software development of our innovation platform.

Financing Activities

For the three months ended September 30, 2013, we had cash provided from financing activities of $0.3 million in proceeds from exercise of stock options.  For the three months ended September 30, 2012, we generated $1.5 million from proceeds from the exercise of stock options and stock warrants, net of a $23,000 payment for an obligation of acquired technology.

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

The detailed Significant Accounting Policies are included in Note 2 to the Audited Financial Statements for the fiscal year ended June 30, 2013 included in our Annual Report on Form 10-K, and there have been no changes in those policies since that filing.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013, which were identified in connection with management’s evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.  There is a single, settled claim that will be disclosed under this ITEM 1. as follows:

On or about October 7, 2013, a putative class action lawsuit (Booth Family Trust IRA v. Greenway Medical Technologies, Inc. et al., Case No.: 13-A-08600-2) was filed in the Superior Court of the State of Georgia, County of Gwinnett, against the Company and each member of the Company’s board of directors (the “Booth Family Trust Action”). The Complaint asserts that the Company’s directors breached their fiduciary duties to the Company’s public stockholders by, among other things, (i) agreeing to sell the Company at an unfair price, (ii) implementing preclusive deal protection deterring competing, superior bids, and (iii) entering individual tender and support agreements. The Complaint sought injunctive relief, rescission, and, among other remedies, an award of costs and expenses, including a reasonable allowance for attorneys’ and experts’ fees.

On or about October 9, 2013, the Complaint in the Booth Family Trust Action was amended to include allegations, among others, that (i) the proposed transaction is financially unfair to the Company’s stockholders, (ii) the process undertaken by the Company when entering into the Merger Agreement with Vista’s affiliates was inadequate and flawed, and (iii) the Schedule 14D-9 failed to disclose all material facts and/or provided misleading information regarding the proposed transaction to the Company’s stockholders.

On October 25, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the parties to the stockholder putative class action lawsuit pending in the Superior Court of the State of Georgia, County of Gwinnett, captioned Booth Family Trust IRA v. Greenway Medical Technologies, Inc. et al., Case No.: 13-A-08600-2, entered into a memorandum of understanding (the “MOU”) setting forth an agreement-in-principle to settle all claims related thereto. In connection with the MOU, the Company agreed to amend the Schedule 14D-9, previously filed with the SEC, to include certain supplemental disclosures. The settlement is subject to, among other items, the execution of a stipulation of settlement and final approval by the Superior Court of the State of Georgia. Subject to satisfaction of the conditions set forth in the MOU, the defendants, Vista and their respective affiliates, among others, will be released by the plaintiff and all members of the putative class of Company stockholders from (i) all claims concerning or arising out of the tender offer for all outstanding shares of the Company, (ii) the Agreement and Plan of Merger, dated as of September 23, 2013, by and among VCG Holdings, LLC, a Delaware limited liability company (“Parent”), Crestview Acquisition Corp., a Delaware corporation and a direct wholly-owned subsidiary of Parent (“Merger Sub”), and the Company, (iii) the merger by which Greenway and Merger Sub merged, with Greenway continuing as the surviving corporation as a direct wholly–owned subsidiary of Parent, and (iv) the disclosures relating to the foregoing.

ITEM 1A	RISK FACTORS.

There have been no material changes in the risks facing the Company as described in the Company’s Annual Report on Form 10-K for the year  ended June  30, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

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

Exhibit 2.1
Agreement and Plan of Merger, dated September 23, 2013, by and among Greenway Medical Technologies, Inc., VCG Holdings, LLC and Crestview Acquisition Corp. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on September 23, 2013)

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

November 12, 2013	GREENWAY MEDICAL TECHNOLOGIES, INC.

	By:	/s/ Wyche T. Green, III
Wyche T. Green, III Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James A. Cochran
James A. Cochran Chief Financial Officer (Principal Financial and Accounting Officer)

